Form 10-Q
period 1995-09-30
CNL INCOME FUND LTD
filed 1995-11-14
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1995
                               -----------------------------------

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                             Commission file number
                                    0-15666
                             ----------------------


                              CNL Income Fund, Ltd.
      ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Florida                            59-2666264
      ----------------------------        ----------------------------
      (State or other jurisdiction            (I.R.S. Employer
      of incorporation or organiza-           Identification No.)
      tion)


      400 E. South Street, #500
      Orlando, Florida                               32801
      ----------------------------        ----------------------------
      (Address of principal                       (Zip Code)
      executive offices)


      Registrant's telephone number
      (including area code)                       (407) 422-1574
                                          ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                         ---------     ---------




                                    CONTENTS
                                    --------

Part I                                                                 Page
                                                                       ----
  Item 1.  Financial Statements:

             Condensed Balance Sheets                                  1

             Condensed Statements of Income                            2

             Condensed Statements of Partners' Capital                 3

             Condensed Statements of Cash Flows                        4

             Notes to Condensed Financial Statements                   5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                     6-9


Part II

  Other Information                                                    10



                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                               September 30,     December 31,
             ASSETS                                1995              1994
                                               -------------     ------------
Land and buildings on operating
  leases, less accumulated
  depreciation of $1,849,144
  and $1,693,371                                $ 8,350,784      $ 8,506,557
Investment in and due from joint
  ventures                                        1,013,503        1,023,559
Cash and cash equivalents                           280,990        1,253,629
Receivables, less allowance for
  doubtful accounts of $116,184
  and $99,744                                        23,511           12,729
Prepaid expenses                                      4,884            2,563
Lease costs, less accumulated
  amortization of $16,250 and
  $14,375                                            33,750           35,625
Accrued rental income                                24,338           22,752
                                                -----------      -----------

                                                $ 9,731,760      $10,857,414
                                                ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $     1,525      $     3,398
Accrued and escrowed real estate
  taxes payable                                      14,158            9,512
Distributions payable                               316,221        1,215,906
Due to related parties                               76,591           66,750
Rents paid in advance and deposits                   21,882           32,115
                                                -----------      -----------
    Total liabilities                               430,377        1,327,681

Partners' capital                                 9,301,383        9,529,733
                                                -----------      -----------

                                                $ 9,731,760      $10,857,414
                                                ===========      ===========

            See accompanying notes to condensed financial statements.


                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                      Quarter Ended        Nine Months Ended
                                      September 30,          September 30,
                                     1995       1994        1995       1994
                                   --------   --------    --------   --------
Revenues:
  Rental income from operating
    leases                         $283,351   $304,973    $845,054   $896,448
  Contingent rental income           24,235     37,156      24,602     37,522
  Interest and other income           3,452      2,842      11,205     10,409
                                   --------   --------    --------   --------
                                    311,038    344,971     880,861    944,379
                                   --------   --------    --------   --------

Expenses:
  General operating and
    administrative                   22,267     13,096      57,905     48,664
  Professional services               2,690      5,318      11,209     18,530
  Bad debt expense                       -       4,260          -       4,260
  Real estate taxes                   2,979      4,449      10,736     11,367
  State taxes                            -          -        5,356      4,342
  Depreciation and amortization      52,549     56,241     157,648    168,741
                                   --------   --------    --------   --------
                                     80,485     83,364     242,854    255,904
                                   --------   --------    --------   --------

Income Before Equity in
  Earnings of Joint Ventures        230,553    261,607     638,007    688,475

Equity in Earnings of Joint
  Ventures                           27,610     27,736      82,305     82,736
                                   --------   --------    --------   --------

Net Income                         $258,163   $289,343    $720,312   $771,211
                                   ========   ========    ========   ========

Allocation of Net Income:
  General partners                 $  2,582   $  2,893    $  7,203   $  7,712
  Limited partners                  255,581    286,450     713,109    763,499
                                   --------   --------    --------   --------

                                   $258,163   $289,343    $720,312   $771,211
                                   ========   ========    ========   ========


Net Income Per Limited
  Partner Unit                     $   8.52   $   9.55    $  23.77   $  25.45
                                   ========   ========    ========   ========

Weighted Average Number
  of Limited Partner Units
  Outstanding                        30,000     30,000      30,000     30,000
                                   ========   ========    ========   ========

            See accompanying notes to condensed financial statements.


                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                           Nine Months Ended      Year Ended
                                             September 30,       December 31,
                                                 1995                1994
                                           -----------------     ------------
General partners:
  Beginning balance                          $   289,920          $   158,587
  Contributions                                       -               120,000
  Net income                                       7,203               11,333
                                             -----------          -----------
                                                 297,123              289,920
                                             -----------          -----------

Limited partners:
  Beginning balance                            9,239,813           10,321,693
  Net income                                     713,109            1,197,243
  Distributions                                 (948,662)          (2,279,123)
                                             -----------          -----------
                                               9,004,260            9,239,813
                                             -----------          -----------

Total partners' capital                      $ 9,301,383          $ 9,529,733
                                             ===========          ===========

            See accompanying notes to condensed financial statements.


                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                       Nine Months Ended
                                                         September 30,
                                                      1995           1994
                                                  -----------     -----------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                  $   875,708     $   951,098
                                                  -----------     -----------

    Cash Flows from Financing
      Activities:
        Contributions from general
          partner                                          -          120,000
        Distributions to limited
          partners                                 (1,848,347)     (1,063,218)
                                                  -----------     -----------
            Net cash used in financing
              activities                           (1,848,347)       (943,218)
                                                  -----------     -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                   (972,639)          7,880

Cash and Cash Equivalents at Beginning
  of Period                                         1,253,629         253,561
                                                  -----------     -----------

Cash and Cash Equivalents at End of
  Period                                          $   280,990     $   261,441
                                                  ===========     ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of period                            $   316,221     $   354,406
                                                  ===========     ===========

            See accompanying notes to condensed financial statements.


                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1995 and 1994


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally
      accepted accounting principles.   The financial statements reflect all
      adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1995, may not be indicative of the results that may be expected for the year ending December 31, 1995. Amounts as of December 31, 1994, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund, Ltd. (the "Partnership") for the year ended December 31, 1994.

      Certain items in the prior year's financial statements have been reclassified to conform to the 1995 presentation. These reclassifications had no effect on partners' capital or net income.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity review long-lived assets and certain identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership plans to adopt this standard in 1996 and does not expect compliance with such standard to have a material effect, if any, on the Partnership's financial position or results of operations.

2.    Subsequent Event:
      ----------------

      Effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in the management agreement with the Partnership to an affiliate of the general partners, CNL Fund Advisors, Inc. All of the terms and conditions of the management agreement remain unchanged.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1995, the Partnership owned 18 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the nine months ended September 30, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $875,708 and $951,098 for the nine months ended September 30, 1995 and 1994, respectively. The decrease in cash from operations for the nine months ended September 30, 1995, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below, and as a result of changes in the Partnership's working capital.

      The general partners have the right, but not the obligation, to make capital contributions if they deem it appropriate in connection with the operations of the Partnership, in which event such contributions will be returned to the general partners from distributions of net sales proceeds at the same time that their initial capital contributions of $1,000 are returned. During the nine months ended September 30, 1994, the Partnership also received $120,000 in capital contributions from the corporate general partner. No such contributions were received during the nine months ended September 30, 1995.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1995, the Partnership had $280,990 invested in such short-term investments as compared to $1,253,629 at December 31, 1994. The decrease in funds invested in short-term investments at September 30, 1995, is primarily a result of the fact that, in January 1995, the Partnership distributed $861,500 of net sales proceeds, representing a return of capital to the limited partners, relating to the sale of the Property in Fairfield, California, in October 1994. The funds remaining at September 30, 1995, will be used towards the payment of distributions for the quarter ended September 30, 1995, and other liabilities.

      Total liabilities of the Partnership, including distributions payable, decreased to $430,377 at September 30, 1995, from $1,327,681 at December 31, 1994, primarily as a result of the Partnership's payment of distributions resulting from the sale of its Property in Fairfield, California, as described above, which had been accrued at December 31, 1994. Liabilities at September 30, 1995, to the extent they exceed cash and cash equivalents at September 30, 1995, will be paid from future cash from operations, or, in the event the general partners elect to make additional capital contributions, from future general partner capital contributions.

      Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $948,662 and $1,063,218 for the nine months ended September 30, 1995 and 1994, respectively ($316,221 and $354,406 for the quarters ended September 30, 1995 and 1994, respectively). This represents distributions of $31.62 and $35.44 per unit for the nine months ended September 30, 1995 and 1994, respectively ($10.54 and $11.81 for the quarters ended September 30, 1995 and 1994, respectively). No distributions were made to the general partners for the quarters and nine months ended September 30, 1995 and 1994. The distribution for the quarter ended December 31, 1994, which was distributed in January 1995, included $861,500 as a result of the distribution of net sales proceeds from the sale of the Property in Fairfield, California, as described above. This amount was treated as a return of capital for purposes of calculating the limited partners' ten percent preferred return. As a result of this return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the ten percent preferred return is calculated was lowered accordingly. No amounts distributed to the limited partners for the nine months ended September 30, 1995 and 1994, except for $861,500 as described above, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

Results of Operations
---------------------

      During the nine months ended September 30, 1994, the Partnership owned and leased 16 wholly owned Properties, and during the nine months ended September 30, 1995, the Partnership owned and leased 15 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1995 and 1994, the Partnership earned $845,054 and $896,448, respectively, in rental income from these Properties, $283,351 and $304,973 of which was earned during the quarters ended September 30, 1995 and 1994, respectively. Rental income for the quarter and nine months ended September 30, 1995, as compared to the quarter and nine months ended September 30, 1994, decreased approximately $26,900 and $80,800, respectively, as a result of the sale of the Property in Fairfield, California, in October 1994. Rental income also decreased during the quarter and nine months ended September 30, 1995, by approximately $12,600 and $37,700, respec-tively, as a result of the Partnership's reducing base rent for the Property in Mesquite, Texas, in anticipation of a lease amendment to provide for lower initial base rent with scheduled rent increases. The decrease in rental income during the quarter and nine months ended September 30, 1995, as compared to the quarter and nine months ended September 30, 1994, was partially offset by an increase as a result of the fact that the Partnership established an allowance for doubtful accounts of approximately $17,600 and $70,500 during the quarter and nine months ended September 30, 1994, respectively, compared to $5,000 for the nine months ended September 30, 1995, for rent receivable amounts relating to the Property in Mesquite, Texas. The general partners anticipate entering into an agreement with the tenant of this Property to collect past due amounts and will recognize such amounts as income if collected.

      During the nine months ended September 30, 1995 and 1994, the Partnership also earned $24,602 and $37,522, respectively, in contingent rental income, $24,235 and $37,156 of which was earned during the quarters ended September 30, 1995 and 1994, respectively. The decrease in contingent rental income during the quarter and nine months ended September 30, 1995, is primarily attributable to the sale of the Property in Fairfield, California, in October 1994.

      In addition, for the nine months ended September 30, 1995 and 1994, the Partnership owned and leased three Properties indirectly through joint venture arrangements. In connection therewith, during the nine months ended September 30, 1995 and 1994, the Partnership earned $82,305 and $82,736, respectively, attributable to net income earned by these joint ventures, $27,610 and $27,736 of which was earned during the quarters ended September 30, 1995 and 1994, respectively.

      During the nine months ended September 30, 1995, two of the Partnership's lessees, Golden Corral Corporation and Wendy's International, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from three Properties owned by joint ventures in which the Partnership is a co-venturer). Golden Corral Corporation is the lessee under leases relating to five restaurants and Wendy's International, Inc. is the lessee under leases relating to three restaurants. It is anticipated that Golden Corral Corporation and Wendy's International, Inc. each will continue to contribute ten percent or more of the Partnership's total rental income during the remainder of 1995 and subsequent years. Any failure of these lessees could materially affect the Partnership's income.

      Operating expenses, including depreciation and amortization expense, were $242,854 and $255,904 for the nine months ended September 30, 1995 and 1994, respectively, of which $80,485 and $83,364 were incurred for the quarters ended September 30, 1995 and 1994, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 1995, as compared to the quarter and nine months ended September 30, 1994, is primarily attributable to a decrease in depreciation and amortization expense as the result of the sale of the Property in Fairfield, California, in October 1994.

      The decrease in operating expenses during the quarter and nine months ended September 30, 1995, was partially offset by an increase in (i) accounting and administrative expenses and (ii) insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance police lapses or is insufficient to cover a claim relating to the Property.

      Operating expenses for the quarters and nine months ended September 30, 1995 and 1994, include amounts incurred for real estate tax expenses relating to the Property in Angleton, Texas. In accordance with the lease agreement, the Partnership is responsible for one-half of the real estate taxes relating to this Property. In addition, during the quarters and nine months ended September 30, 1995 and 1994, the Partnership accrued real estate taxes relating to the Property in Mesquite, Texas. Payment of real estate taxes relating to this Property remains the responsibility of the tenant; however, because of the financial difficulties this tenant is experiencing, the general partners believe the tenant's ability to pay these expenses is doubtful. The Partnership intends to pursue collection from this tenant of any such amounts paid by the Partnership and will recognize such amounts as income if collected.



                           PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.



                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 13th day of November, 1995.

                              CNL INCOME FUND, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -------------------------
                                          JAMES M. SENEFF, JR.
                                          President and Principal
                                          Executive Officer

                                    By:   /s/ Robert A. Bourne
                                          -------------------------
                                          ROBERT A. BOURNE
                                          Treasurer and Principal
                                          Financial Officer