Form 10-K405
period 1995-12-31
CNL INCOME FUND LTD
filed 1996-03-29
CIK 788338

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended         December 31, 1995
                                    ---------------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    ------------------  ------------------


                        Commission file number  0-15666

                             CNL INCOME FUND, LTD.
            (Exact name of registrant as specified in its charter)

                  Florida                              59-2666264
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation of organization)

                       400 East South Street, Suite 500
                            Orlando, Florida  32801
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (407) 422-1574

          Securities registered pursuant to Section 12(b) of the Act:

           Title of each class:       Name of exchange on which registered:
                   None                           Not Applicable

          Securities registered pursuant to section 12(g) of the Act:

             Units of limited partnership interest ($500 per Unit)
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes      X      No
                                                    -----------    -----------

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market for such Units. Each Unit was originally sold at $500 per Unit.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None





                                    PART I

ITEM 1.  BUSINESS

      CNL Income Fund, Ltd. (the "Registrant" or the "Partnership") is a limited partnership which was organized pursuant to the laws of the State of Florida on November 26, 1985. The general partners of the Partnership are Robert A. Bourne, James M. Seneff, Jr. and CNL Realty Corporation, a Florida corporation (the "General Partners"). Beginning on April 16, 1986, the Partnership offered for sale up to $15,000,000 in limited partnership interests (the "Units") (30,000 Units at $500 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended. The offering terminated on December 31, 1986, as of which date the maximum offering proceeds of $15,000,000 had been received from investors who were admitted to the Partnership as limited partners (the "Limited Partners").

      The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $13,284,970, and were used to acquire 20 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. During 1992 and 1994, the Partnership sold a Property in San Dimas, California, and a Property in Fairfield, California, respectively. The sale of the Property in Fairfield, California, was made pursuant to the tenant's exercise of its option to purchase the Property in accordance with the terms of its lease. As a result of the above transactions, the Partnership currently owns 18 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. Generally, the Properties are leased on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

      The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to repurchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. In general, the General Partners plan to seek the sale of the remaining Properties commencing seven to 15 years after their acquisition. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain lessees.

Leases

      Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial lease terms, ranging from five to 20 years (the average being 17 years), and expire between 1999 and 2010. Generally, the leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $16,000 to $117,000. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term.

      Generally, the leases of the Properties provide for two or three five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Additionally, certain leases provide the lessee the option to purchase up to a 49 percent joint venture interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above multiplied by the percentage interest in the Property with respect to which the option is being exercised.

      The leases also provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

      In January 1994, the Partnership terminated the lease for the Property in Angleton, Texas, as a result of the former tenant's default under the terms of the lease and entered into a new lease agreement with the operator of a local, independent restaurant. Rent under the new lease commenced in February 1994. The initial term of the new lease is five years with one five-year renewal option. The new lease provides for reduced base rent with annual increases over the term of the lease; however, no percentage rent is required under this lease agreement.

      Effective September 1, 1995, the lease relating to the Wendy's Property in Payson, Arizona, was amended to reduce annual base rent by $12,000 and to provide for a change in the percentage rent calculation, which based on the past sales history of the restaurant, will result in less percentage rent payable to the Partnership in future years.

Major Tenants

      During 1995, two lessees of the Partnership, Golden Corral Corporation and Wendy's International, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from three Properties owned by joint ventures). As of December 31, 1995, Golden Corral Corporation was the lessee under leases relating to five restaurants and Wendy's International, Inc. was the lessee under leases relating to three restaurants. It is anticipated that Golden Corral Corporation and Wendy's International, Inc. each will continue to contribute ten percent or more of the Partnership's total rental income in 1996 and subsequent years. In addition, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), each accounted for more than ten percent of the Partnership's total rental income in 1995 (including the Partnership's share of the rental income from three Properties owned by joint ventures). In subsequent years, it is anticipated that Golden Corral and Wendy's each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

Joint Venture Arrangements

      The Partnership has entered into three separate joint venture arrangements, Sand Lake Road Joint Venture, Orange Avenue Joint Venture and Seventh Avenue Joint Venture, with various unaffiliated entities to purchase and hold three of the Properties through such joint ventures. The joint venture arrangements provide for the Partnership and its joint venture partner to share equally in all costs and benefits associated with the joint venture. The Partnership and its joint venture partner are jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

      Each joint venture has an initial term of 15 to 20 years, and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture.

      The Partnership has management control of each joint venture in which it participates. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to the joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

      Net cash flow from operations of each joint venture is distributed 50 percent to each joint venture partner. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each partner's percentage interest in the joint venture.

Property Management

      CNL Investment Company, an affiliate of the General Partners, acted as manager of the Partnership's Properties pursuant to a property management agreement with the Partnership through December 31, 1994. Under this agreement, CNL Investment Company was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Investment Company also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Investment Company an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services.
 Under the management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners do not receive a 10% Preferred Return, no property management fee will be paid.

      Effective January 1, 1995, certain officers and employees of CNL Investment Company became officers and employees of CNL Income Fund Advisors, Inc., an affiliate of the General Partners, and CNL Investment Company assigned its rights in, and its obligations under, the property management agreement with the Partnership to CNL Income Fund Advisors, Inc. In addition, effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in, and its obligations under, the property management agreement with the Partnership to CNL Fund Advisors, Inc. All of the terms and conditions of the property management agreement, including the payment of fees, as described above, remain unchanged.

      The property management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

Competition

      The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

      At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.

Employees

      The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


ITEM 2.  PROPERTIES

      As of December 31, 1995, the Partnership owned, either directly or through joint venture arrangements, 18 Properties, located in nine states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

      Land. The Partnership's Property sites range from approximately 16,000 to 95,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

      Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,900 to 5,500 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

      Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.

      Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1995 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

      Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (expiring between 2001 and 2002) and the average minimum base annual rent is approximately $90,500 (ranging from approximately $77,600 to $109,300).

      In addition, Wendy's International leases three Wendy's restaurants. The initial term of two of the leases is 20 years (expiring in 2006) and one is 17 years (expiring in 2006) and the average minimum base annual rent for all three is approximately $81,900 (ranging from $75,300 to $88,400).

      The General Partners consider the Properties to be well-maintained and sufficient for the Partnership's operations.


ITEM 3.  LEGAL PROCEEDINGS

      Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.



                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of February 29, 1996, there were 1,076 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units.
The price paid for any Unit transferred pursuant to the Plan for the year ended December 31, 1994, was $450 per Unit. As of January 1, 1995, due primarily to the Partnership's sale of its Property in Fairfield, California, the price paid for any Unit transferred pursuant to the Plan has been $422 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

      The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1995 and 1994 other than pursuant to the Plan, net of commissions (which ranged from zero to 8.7%).

                                  1995 (1)                 1994 (1)
                           ---------------------   ---------------------
                            High    Low  Average    High    Low  Average
                           ------  ----- -------   ------  ----- -------
      First Quarter          $444   $363    $404    (2)    (2)     (2)
      Second Quarter          535    439     487    $450   $450    $450
      Third Quarter           500    368     452     450    440     445
      Fourth Quarter          444    422     429    (2)    (2)     (2)

(1) A total of 382 and 67 Units were transferred other than pursuant to the Plan for the years ended December 31, 1995 and 1994, respectively.

(2) No transfer of Units other than pursuant to the Plan took place during the quarter.

      The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

      For the years ended December 31, 1995 and 1994, the Partnership declared cash distributions of $1,264,883 and $2,279,123, respectively, to the Limited Partners. The distributions declared for the year ended December 31, 1994, included $861,500 as a result of the distribution of a portion of net sales proceeds from the sale of the Property in Fairfield, California. This amount was treated as a return of capital for purposes of calculating the Limited Partners' 10% Preferred Return. As a result of this return of capital and the return of capital included in the distributions for the year ended December 31, 1992, the amount of the Limited Partners' adjusted capital contributions (which generally is the Limited Partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' adjusted capital contributions on which the 10% Preferred Return is calculated was lowered to $13,314,525 as of December 31, 1994. No amounts distributed to partners for the years ended December 31, 1995 and 1994, except for $861,500 as described above, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

      As indicated in the chart below, distributions in the following amounts were declared to the Limited Partners at the close of each of the Partnership's calendar quarters during 1995 and 1994.

      Quarter Ended                                  1995       1994
      -------------                               ----------  ----------

      March 31                                    $  316,220  $  354,405
      June 30                                        316,221     354,406
      September 30                                   316,221     354,406
      December 31                                    316,221   1,215,906

      The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.


ITEM 6.  SELECTED FINANCIAL DATA

                       1995        1994        1993        1992        1991
                    ----------- ----------- ----------- ----------- -----------
Year ended
  December 31:
    Revenues(1)     $ 1,290,567 $ 1,358,871 $ 1,412,327 $ 1,452,761 $ 1,529,467
    Net income (2)      962,102   1,208,576   1,039,545   1,306,021   1,148,128
    Cash distri-
      butions
      declared (3)    1,264,883   2,279,123   1,417,622   2,413,812   1,500,000
    Net income per
      Unit (2)            31.75       39.91       34.31       43.14       37.89
    Cash distri-
      butions
      declared
      per Unit (3)        42.16       75.97       47.25       80.46       50.00

At December 31:
    Total assets    $ 9,668,878 $10,857,414 $10,930,600 $10,949,223 $12,054,230
    Long-term
      obligations            -           -           -           -           -

    (1)     Revenues include equity in earnings of joint ventures.

    (2) Net income for the years ended December 31, 1994 and 1992, includes $182,384 and $214,488, respectively, from gains on sale of land and buildings.

    (3) Distributions for the years ended December 31, 1994 and 1992, include $861,500 and $955,000, respectively, as a result of the distribution of a portion of the net sales proceeds from the sale of a Property in each of these years.

      The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Partnership was organized on November 26, 1985, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1995, the Partnership owned 18 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

      The Partnership's primary source of capital for the years ended December 31, 1995, 1994 and 1993, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $1,182,514, $1,279,201 and $1,285,733 for the years ended December 31, 1995, 1994 and
1993, respectively. The decrease in cash from operations during 1995 and 1994, as compared to the previous year, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below, and as a result of changes in the Partnership's working capital during each of the respective years. Cash from operations was also affected by the following during the years ended December 31, 1995, 1994 and 1993.

      In July 1993, the individual General Partners loaned $69,500 to the tenant of the Property in Mesquite, Texas. The proceeds of the loan were used by the tenant to pay amounts to the Partnership for current and past due rents and the unpaid principal balance on the $50,000 loan the tenant had received in 1992 from the Partnership to cover the portion of the structural repairs to the Property that the tenant was to pay. The loan, which was non-interest bearing, was payable in monthly installments over 12 months commencing July 1,
1992.   In addition, although not required under the terms of the lease, the
Partnership paid the remaining $30,000 of the repairs, which totalled $80,000. Repayment of the loan from the individual General Partners by the tenant is subordinated to the payment of any and all amounts due to the Partnership by the tenant.

      Other sources and uses of capital included the following during the years ended December 31, 1995, 1994 and 1993.

      During 1994, the Partnership also received cash from the sale of its Property in Fairfield, California, of $1,018,490, net of closing costs and excluding a deferred, subordinated, real estate disposition fee payable to an affiliate of the General Partners of $31,500. In connection with the sale of this Property, the Partnership declared distributions in 1994 of $861,500 of the net sales proceeds which were paid to the Limited Partners during 1995. The balance of the funds was retained by the Partnership and used to meet the Partnership's working capital and other needs.

      The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership, in which event such contributions will be returned to the General Partners from distributions of net sales proceeds at the same time that their initial capital contributions of $1,000 are returned. During the year ended December 31, 1994, the corporate General Partner contributed $120,000 in connection with the operations of the Partnership. No such contributions were made during the years ended December 31, 1995 and 1993.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1995, the Partnership had $271,575 invested in such short-term investments as compared to $1,253,629 at December 31, 1994. The decrease in funds invested in short-term investments at December 31, 1995, is primarily a result of the fact that, in January 1995, the Partnership distributed $861,500 of net sales proceeds, representing a return of capital to the Limited Partners, relating to the sale of the Property in Fairfield, California, in October 1994. The funds remaining at December 31, 1995, will be used for the payment of distributions and other liabilities.

      None of the Properties owned by the Partnership or any joint venture in which the Partnership owns an interest is or may be encumbered. Subject to certain restrictions on borrowings from the General Partners, however, the Partnership may borrow, in the discretion of the General Partners, for the purpose of maintaining the operations of the Partnership. The Partnership will not encumber any of the Properties in connection with any borrowings or advances. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership also will not borrow under circumstances which would make the Limited Partners liable to creditors of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

      During 1995, 1994 and 1993, affiliates of the General Partners incurred on behalf of the Partnership $50,300, $60,965 and $66,188, respectively, for certain operating expenses. As of December 31, 1995, the Partnership owed $8,389 to affiliates for such amounts and accounting and administrative services. In addition, as of December 31, 1995, the Partnership had incurred a total of $66,750 in real estate disposition fees due to affiliates as a result of its services in connection with the sale of two Properties. The payment of such fees is deferred until the Limited Partners have received the sum of their cumulative 10% Preferred Return and their adjusted capital contributions.

      Amounts payable to other parties, including distributions payable, decreased to $329,589 at December 31, 1995, from $1,228,816 at December 31, 1994, primarily as a result of the Partnership's payment of distributions resulting from the sale of its Property in Fairfield, California, as described above, during 1995, which had been accrued at December 31, 1994. Liabilities at December 31, 1995, to the extent they exceed cash and cash equivalents at December 31, 1995, will be paid from future cash from operations, or, in the event the General Partners elect to make additional contributions or loans to the Partnership, from future General Partner contributions or loans.

      Based primarily on current and anticipated future cash from operations and, for the year ended December 31, 1994, proceeds received from the sale of the Property in Fairfield, California, and to a lesser extent additional capital contributions received from the General Partners, the Partnership declared distributions to Limited Partners of $1,264,883, $2,279,123 and $1,417,622 for the years ended December 31, 1995, 1994 and 1993, respectively. This represents distributions of $42.16, $75.97 and $47.25 per Unit for the years ended December 31, 1995, 1994 and 1993, respectively. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

      The General Partners believe that the Properties are adequately covered by insurance. In addition, during 1995, the General Partners obtained contingent liability and property coverage for the Partnership. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      The Partnership's investment strategy of acquiring Properties for cash and generally leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      Due to low operating expenses and ongoing cash flow, the General Partners do not believe that working capital reserves are necessary at this time. In addition, because the leases for the Partnership's Properties are generally on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs.

Results of Operations

      During the years ended December 31, 1994 and 1993, the Partnership owned and leased 16 wholly owned Properties (including one Property in Fairfield, California, which was sold in October 1994) and during the year ended December 31, 1995, the Partnership owned and leased 15 wholly owned Properties. In addition, during the years ended December 31, 1995, 1994 and 1993, the Partnership was a co-venturer in three separate joint ventures that each owned and leased one Property. As of December 31, 1995, the Partnership owned, either directly or through joint venture arrangements, 18 Properties which are, in general, subject to long-term, triple net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $16,000 to $117,000. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, certain leases provide for increases in the annual base rent during the lease terms. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

      During the years ended December 31, 1995, 1994 and 1993, the Partnership earned $1,129,406, $1,180,678 and $1,258,013, respectively, in base rental income from the Partnership's wholly owned Properties described above. Rental income decreased in 1995 (as compared to 1994) by approximately $82,000, and in 1994 (as compared to 1993) by approximately $26,000, as a result of the
sale of the Property in Fairfield, California, in October 1994.   Rental
income also decreased in 1995 (as compared to 1994) by approximately $29,300, and in 1994 (as compared to 1993) by approximately $21,000, as a result of the Partnership's reducing base rent for the Property in Mesquite, Texas, in anticipation of a lease amendment to provide for lower initial base rent with scheduled rent increases. The decrease in rental income in 1995 (as compared to 1994) was partially offset by, and the decrease in rental income in 1994 (as compared to 1993) was partially attributable to, the fact that the Partnership established an allowance for doubtful accounts of approximately $62,000 relating to the Property in Mesquite, Texas, during the year ended
December 31, 1994.   As of February 29, 1996, the General Partners were
negotiating an agreement with the tenant of this Property for the collection of past due amounts. The Partnership will recognize such amounts as income in future periods if collected.

      During each of the years ended December 31, 1995, 1994 and 1993, the Partnership received approximately $72,000 from the former tenant of three Properties, representing the difference between (i) the original leases entered into between the Partnership and the former tenant and (ii) the current leases on the Properties between the Partnership and new tenants (two of which were re-leased to the corporate franchisor). The Partnership will not receive such amounts in 1996 and subsequent years; therefore, rental income in the future years will decrease accordingly.

      In addition, effective September 1, 1995, the lease relating to the Wendy's Property in Payson, Arizona, was amended to reduce annual base rent by $12,000 and to provide for a change in the percentage rent calculation, which based on the past sales history of the restaurant will result in less percentage rent payable to the Partnership in future years.

      During the years ended December 31, 1995, 1994 and 1993, the Partnership also earned $35,176, $45,216 and $21,889, respectively, in contingent rental income. The decrease in contingent rental income during 1995, as compared to 1994, is primarily attributable to the sale of the Property in Fairfield, California, in October 1994. The increase in contingent rental income during 1994, as compared to 1993, is attributable to increases in gross sales relating to certain restaurant Properties. The increase in contingent rent during 1994 was partially offset by a decrease of approximately $28,900 as a result of the Partnership's establishing an allowance for doubtful accounts for contingent rental amounts due on the Mesquite Property.

      In addition, during the years ended December 31, 1995, 1994 and 1993, the Partnership earned $112,974, $112,160 and $114,028, respectively, attributable to net income earned by the three joint ventures in which the Partnership is a co-venturer.

      During the years ended December 31, 1995, 1994 and 1993, two of the Partnership's lessees, Golden Corral Corporation and Wendy's International, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from three Properties owned by joint ventures). As of December 31, 1995, Golden Corral Corporation was the lessee under leases relating to five restaurants and Wendy's International, Inc. was the lessee under leases relating to three restaurants. It is anticipated that Golden Corral Corporation and Wendy's International, Inc. each will continue to contribute ten percent or more of
the Partnership's total rental income during 1996 and subsequent years.   In
addition, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), each accounted for more than ten percent of the Partnership's total rental income in 1995, 1994 and 1993 (including the Partnership's share of the rental income from three Properties owned by joint ventures). In subsequent years, it is anticipated that Golden Corral and Wendy's each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

      Operating expenses, including depreciation and amortization expense, were $328,465, $332,679 and $372,782 for the years ended December 31, 1995,
1994 and 1993, respectively. The decrease in operating expenses during 1995, as compared to 1994, is primarily attributable to a decrease in depreciation and amortization expense as a result of the sale of the Property in Fairfield, California, in October 1994. The decrease in operating expenses during 1995 was partially offset by an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties and (ii) insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership as discussed above in "Liquidity and Capital Resources." The decrease in operating expenses during 1994, as compared to 1993, is primarily attributable to the Partnership's incurring approximately $30,000 for repairs relating to the Property in Mesquite, Texas, during 1993, as discussed above in "Liquidity and Capital Resources." Due to the fact that the leases are, in general, on a triple-net basis, the Partnership does not anticipate incurring significant repairs and maintenance expenses for its Properties on an on-going basis.

      Operating expenses in 1995, 1994 and 1993, include amounts incurred for real estate tax expense relating to the Properties in Angleton and Mesquite, Texas. In accordance with the lease agreement relating to the Property in Angleton, Texas, the Partnership is responsible for one-half of the real estate taxes. Payment of real estate taxes relating to the Property in Mesquite, Texas, remains the responsibility of the tenant; however, because of the current financial difficulties this tenant is experiencing, the General Partners believe the tenant's ability to pay these expenses through 1995 is doubtful. The General Partners anticipate that the tenant will pay these taxes in 1996 and future years, and as discussed above, as of February 29, 1996, the General Partners were negotiating an agreement with the tenant of this Property for the collection of past due amounts, including real estate taxes. The Partnership will recognize such amounts as income in future periods if collected.

      As a result of the sale of the Property in Fairfield, California, the Partnership recognized a gain of $182,384 for the year ended December 31, 1994. No Properties were sold during the years ended December 31, 1995 and 1993.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership will adopt this standard in 1996. The General Partners believe that adoption of this standard currently would not have had a material effect on the Partnership's financial position or results of operations.

      The Partnership's leases as of December 31, 1995, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the operating margins of the restaurants and on potential capital appreciation of the Properties.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------

                                                                    Page
                                                                    ----

Report of Independent Accountants                                    12

Financial Statements:

  Balance Sheets                                                     13

  Statements of Income                                               14

  Statements of Partners' Capital                                    15

  Statements of Cash Flows                                           16

  Notes to Financial Statements                                      18







                       Report of Independent Accountants
                       ---------------------------------



To the Partners
CNL Income Fund, Ltd.


We have audited the financial statements and the financial statement schedules of CNL Income Fund, Ltd. (a Florida limited partnership) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                    /s/Coopers & Lybrand L.L.P.

Orlando, Florida
January 17, 1996




                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------


                                                         December 31,
                  ASSETS                             1995            1994
                  ------                          -----------     -----------

Land and buildings on operating leases,
  less accumulated depreciation                   $ 8,298,860     $ 8,506,557
Investment in and due from joint
  ventures                                          1,007,527       1,023,559
Cash and cash equivalents                             271,575       1,253,629
Receivables, less allowance for
  doubtful accounts of $122,136 and
  $99,744                                              29,143          12,729
Prepaid expenses                                        3,815           2,563
Lease costs, less accumulated
  amortization of $16,875 and
  $14,375                                              33,125          35,625
Accrued rental income                                  24,833          22,752
                                                  -----------     -----------

                                                  $ 9,668,878     $10,857,414
                                                  ===========     ===========


    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------

Accounts payable                                  $     2,988     $     3,398
Accrued and escrowed real estate taxes
  payable                                              10,380           9,512
Distributions payable                                 316,221       1,215,906
Due to related parties                                 75,139          66,750
Rents paid in advance and deposits                     37,198          32,115
                                                  -----------     -----------
    Total liabilities                                 441,926       1,327,681

Partners' capital                                   9,226,952       9,529,733
                                                  -----------     -----------

                                                  $ 9,668,878     $10,857,414
                                                  ===========     ===========


                See accompanying notes to financial statements.






                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------


                                              Year Ended December 31,
                                         1995          1994           1993
                                      ----------    ----------     ----------

Revenues:
  Rental income from
    operating leases                  $1,129,406    $1,180,678     $1,258,013
  Contingent rental income                35,176        45,216         21,889
  Interest and other income               13,011        20,817         18,397
                                      ----------    ----------     ----------
                                       1,177,593     1,246,711      1,298,299
                                      ----------    ----------     ----------

Expenses:
  General operating and
    administrative                        84,700        66,383         98,532
  Professional services                   14,465        20,157         27,463
  Bad debt expense                            -          5,146             -
  Real estate taxes                       13,746        14,224         13,662
  State and other taxes                    5,357         4,342          7,759
  Depreciation and
    amortization                         210,197       222,427        225,366
                                      ----------    ----------     ----------
                                         328,465       332,679        372,782
                                      ----------    ----------     ----------

Income Before Equity in
  Earnings of Joint Ventures
  and Gain on Sale of Land
  and Building                           849,128       914,032        925,517

Equity in Earnings of Joint
  Ventures                               112,974       112,160        114,028

Gain on Sale of Land and
  Building                                    -        182,384             -
                                      ----------    ----------     ----------

Net Income                            $  962,102    $1,208,576     $1,039,545
                                      ==========    ==========     ==========

Allocation of Net Income:
  General partners                    $    9,621    $   11,333     $   10,395
  Limited partners                       952,481     1,197,243      1,029,150
                                      ----------    ----------     ----------

                                      $  962,102    $1,208,576     $1,039,545
                                      ==========    ==========     ==========

Net Income Per Limited
  Partner Unit                        $    31.75    $    39.91     $    34.31
                                      ==========    ==========     ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                       30,000        30,000         30,000
                                      ==========    ==========     ==========


                See accompanying notes to financial statements.




                                            CNL INCOME FUND, LTD.
                                       (A Florida Limited Partnership)

                                       STATEMENTS OF PARTNERS' CAPITAL
                                       -------------------------------

                                Years Ended December 31, 1995, 1994 and 1993


                               General Partners                      Limited Partners
                              -------------------     ---------------------------------------------------
                                         Accumu-                                  Accumu-
                              Contri-    lated        Contri-       Distri-       lated       Syndication
                              butions   Earnings      butions       butions      Earnings        Costs         Total
                             --------   --------    -----------  ------------   -----------   -----------   -----------
Balance, December 31, 1992   $ 73,400   $ 74,792    $14,176,025  $ (9,328,950)  $ 7,526,230   $(1,663,140)  $10,858,357

  Distributions to limited
    partners ($47.25 per
    limited partner unit)          -          -              -     (1,417,622)           -             -     (1,417,622)
  Net income                       -      10,395             -             -      1,029,150            -      1,039,545
                             --------   --------    -----------  ------------   -----------   -----------   -----------

Balance, December 31, 1993     73,400     85,187     14,176,025   (10,746,572)    8,555,380    (1,663,140)   10,480,280

  Contributions from general
    partner                   120,000         -              -             -             -             -        120,000
  Distributions to limited
    partners ($75.97 per
    limited partner unit)          -          -        (861,500)   (1,417,623)           -             -     (2,279,123)
  Net income                       -      11,333             -             -      1,197,243            -      1,208,576
                             --------   --------    -----------   -----------   -----------   -----------   -----------

Balance, December 31, 1994    193,400     96,520     13,314,525   (12,164,195)    9,752,623    (1,663,140)    9,529,733

  Distributions to limited
    partners ($42.16 per
    limited partner unit)          -          -              -     (1,264,883)           -             -     (1,264,883)
  Net income                       -       9,621             -             -        952,481            -        962,102
                             --------   --------    -----------  ------------   -----------   -----------   -----------

Balance, December 31, 1995   $193,400   $106,141    $13,314,525  $(13,429,078)  $10,705,104   $(1,663,140)  $ 9,226,952
                             ========   ========    ===========  ============   ===========   ===========   ===========


                               See accompanying notes to financial statements.




                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------



                                              Year Ended December 31,
                                        1995           1994           1993
                                     -----------   -----------    -----------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows from Operating
      Activities:
        Cash received from tenants   $ 1,152,159   $ 1,266,032    $ 1,260,716
        Distributions from joint
          ventures                       129,006       130,755        122,848
        Cash paid for expenses          (110,488)     (130,697)      (102,595)
        Interest received                 11,837        13,111          4,764
                                     -----------   -----------    -----------
            Net cash provided by
              operating activities     1,182,514     1,279,201      1,285,733
                                     -----------   -----------    -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and building                        -      1,018,490             -
        Collections on loan to
          tenant                              -             -          25,000
                                     -----------   -----------    -----------
            Net cash provided by
              investing activities            -      1,018,490         25,000
                                     -----------   -----------    -----------

    Cash Flows from Financing
      Activities:
        Contributions from general
          partner                             -        120,000             -
        Distributions to limited
          partners                    (2,164,568)   (1,417,623)    (1,063,216)
                                     -----------   -----------    -----------
            Net cash used in
              financing activities    (2,164,568)   (1,297,623)    (1,063,216)
                                     -----------   -----------    -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                  (982,054)    1,000,068        247,517

Cash and Cash Equivalents at
  Beginning of Year                    1,253,629       253,561          6,044
                                     -----------   -----------    -----------

Cash and Cash Equivalents at
  End of Year                        $   271,575   $ 1,253,629    $   253,561
                                     ===========   ===========    ===========


                See accompanying notes to financial statements.





                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------



                                              Year Ended December 31,
                                        1995           1994           1993
                                     -----------   -----------    -----------

Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                       $   962,102   $ 1,208,576    $ 1,039,545
                                     -----------   -----------    -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                     207,697       218,827        222,466
        Amortization                       2,500         3,600          2,900
        Equity in earnings of
          joint ventures, net of
          distributions                   16,032        18,595         16,623
        Gain on sale of land and
          building                            -       (182,384)            -
        Decrease (increase) in
          receivables                    (16,414)       32,052        (30,613)
        Decrease (increase) in
          prepaid expenses                (1,252)       (2,563)           325
        Increase in accrued rental
          income                          (2,081)       (1,863)          (561)
        Decrease in other assets              -             -          30,000
        Increase (decrease) in
          accounts payable and
          accrued expenses                   458       (21,294)         7,603
        Increase in due to related
          parties                          8,389            -              -
        Increase (decrease) in
          rents paid in advance
          and deposits                     5,083         5,655         (2,555)
                                     -----------   -----------    -----------
            Total adjustments            220,412        70,625        246,188
                                     -----------   -----------    -----------

Net Cash Provided by Operating
  Activities                         $ 1,182,514   $ 1,279,201    $ 1,285,733
                                     ===========   ===========    ===========

Supplemental Schedule of Non-Cash
  Investing and Financing
  Activities:

    Deferred real estate
      disposition fee incurred
      and unpaid at December 31      $        -    $    31,500    $        -
                                     ===========   ===========    ===========

    Distributions declared and
      unpaid at December 31          $   316,221   $ 1,215,906    $   354,406
                                     ===========   ===========    ===========


                See accompanying notes to financial statements.







                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1995, 1994 and 1993


1.    Significant Accounting Policies:
      -------------------------------

      Organization and Nature of Business - CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains.

      The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

      Land and Buildings on Operating Leases - Land and buildings on operating leases are stated at cost. Buildings are depreciated using the straight-line method over their estimated useful lives of 30 years.
      When properties are sold, the related cost and accumulated depreciation are removed from the accounts and gains or losses from sales are reflected in income in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate." The properties will be written down to net realizable value in the event the general partners believe that the undepreciated cost cannot be recovered through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated undiscounted future cash flows with the carrying cost of the individual properties.

      Lease Accounting and Rental Income - Generally, land and buildings are leased to others on a triple-net lease basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs.

      The leases are accounted for using the operating method. As such, land and buildings are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis over the lease term so as to produce a constant periodic rent. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

      When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and the allowance for doubtful accounts are decreased accordingly.

      Investment in Joint Ventures - The Partnership is a partner in three joint ventures and accounts for its investments using the equity method.

      Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks, money market funds and overnight repurchase agreements backed by government securities. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

      Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

      Lease Costs - Lease incentive costs and brokerage and legal fees associated with negotiating new leases are amortized over the terms of the new leases using the straight-line method.

      Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

      Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

      Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      New Accounting Standard - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement, which is effective for fiscal years beginning after December 15, 1995, requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Partnership will adopt this standard in 1996. The general partners believe that adoption of this standard currently would not have had a material effect on the Partnership's financial position or results of operations.

2.    Leases:
      ------

      The Partnership leases its land and buildings primarily to operators of national and regional fast-food restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases have been classified as operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant generally pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two or three successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.    Land and Buildings on Operating Leases:
      --------------------------------------

      Land and buildings on operating leases consisted of the following at December 31:
                                                 1995           1994
                                             -----------    -----------

            Land                             $ 3,973,607    $ 3,973,607
            Buildings                          6,226,321      6,226,321
                                             -----------    -----------
                                              10,199,928     10,199,928
            Less accumulated
              depreciation                    (1,901,068)    (1,693,371)
                                             -----------    -----------

                                             $ 8,298,860    $ 8,506,557
                                             ===========    ===========

      During 1994, the Partnership sold its property in Fairfield, California, for a total of $1,018,490, excluding a deferred, real estate disposition fee payable to an affiliate of the general partners of $31,500, resulting in a gain of $182,384 for financial reporting purposes.

      Certain leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1995, 1994 and 1993, the Partnership recognized $2,081, $1,863 and $561, respectively, of such income.

      The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1995:

            1996                                             $  926,630
            1997                                                927,830
            1998                                                929,030
            1999                                                901,630
            2000                                                899,130
            Thereafter                                        3,673,621
                                                             ----------

                                                             $8,257,871
                                                             ==========

4.    Investment in and Due from Joint Ventures:
      -----------------------------------------

      The Partnership has a 50 percent interest in the profits and losses of Orange Avenue Joint Venture, Seventh Avenue Joint Venture and Sand Lake Road Joint Venture. These joint ventures each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                 1995           1994
                                              ----------     ----------
            Land and buildings on
              operating leases,
              less accumulated
              depreciation                    $1,794,290     $1,838,514
            Cash                                   3,372          5,747
            Receivables                           27,682         22,741
            Prepaid expenses                         119             -
            Accrued rental income                 14,102         10,717
            Liabilities                           38,281         32,162
            Partners' capital                  1,801,284      1,845,557
            Revenues                             272,155        269,879
            Net income                           225,948        224,320

      The Partnership recognized income totalling $112,974, $112,160 and $114,028 for the years ended December 31, 1995, 1994 and 1993, respectively, from these joint ventures.

      The investment in and due from joint ventures includes $27,682 and $21,578 at December 31, 1995 and 1994, respectively, due from Seventh Avenue Joint Venture as a result of an underpayment of distributions to the Partnership.

5.    Allocations and Distributions:
      -----------------------------

      All net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordi-nated to receipt by the limited partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

      Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their cumulative 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

      During the years ended December 31, 1995, 1994 and 1993, the Partnership declared distributions to the limited partners of $1,264,883, $2,279,123 and $1,417,622, respectively. Distributions for the year ended
      December 31, 1994, included $861,500 as a result of the distribution of net sales proceeds from the sale of the property in Fairfield, California, which were treated as a return of capital for purposes of calculating the limited partners' cumulative 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' adjusted capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' adjusted capital contributions on which the 10% Preferred Return is calculated was lowered accordingly.
      No distributions have been made to the general partners to date.

6.    Income Taxes:
      ------------

      The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                        1995        1994        1993
                                     ----------  ----------  ----------

            Net income for financial
              reporting purposes     $  962,102  $1,208,576  $1,039,545

            Depreciation for tax
              reporting purposes
              in excess of
              depreciation for
              financial reporting
              purposes                 (109,002)   (109,002)   (108,293)

            Gain on sale of land
              and building for
              financial reporting
              purposes in excess
              of gain for tax
              reporting purposes             -       (5,160)         -

            Equity in earnings of
              joint ventures for
              financial reporting
              purposes in excess
              of equity in earnings
              of joint ventures for
              tax reporting purposes    (14,739)    (11,057)    (18,420)

            Allowance for doubtful
              accounts                   22,392      99,273         471

            Accrued rental income        (2,081)     (1,863)       (561)

            Rents paid in advance         5,083      (6,711)      9,611
                                     ----------  ----------  ----------
            Net income for federal
              income tax purposes    $  863,755  $1,174,056  $  922,353
                                     ==========  ==========  ==========

7.    Related Party Transactions:
      --------------------------

      One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1995, 1994 and 1993, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

      During the years ended December 31, 1995, 1994 and 1993, certain Affiliates acted as manager of the Partnership's properties pursuant to a property management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates a management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures or competitive fees for comparable services. In addition, these fees are payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the subordinated nature of these fees, no property management fees were incurred for the years ended December 31, 1995, 1994 and 1993.

      Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. In addition, the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. For the year ended December 31, 1994, the Partnership incurred $31,500 in deferred, subordinated real estate disposition fees as a result of the Partnership's sale of its property in Fairfield, California. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 1995 and 1993.

      During the years ended December 31, 1995, 1994 and 1993, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $58,543, $43,992 and $35,320 for the years ended December 31, 1995, 1994 and 1993, respectively, for such services.

      The due to related parties consisted of the following at December 31:

                                                      1995        1994
                                                     -------    -------

            Due to Affiliates:
              Deferred, subordinated real
                estate disposition fee               $66,750    $66,750
              Expenditures incurred on
                behalf of the Partnership              3,106         -
              Accounting and administrative
                services                               5,283         -
                                                     -------    -------
                                                     $75,139    $66,750
                                                     =======    =======

      The deferred, subordinated real estate disposition fees are the result of the Partnership's sale of a property during the year ended December 31, 1992 and the sale of another property during the year ended December 31, 1994. These fees will not be paid until after the limited partners have received their cumulative 10% Preferred Return, plus their adjusted capital contributions, as described above.

8.    Concentration of Credit Risk:
      ----------------------------

      The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures), for the years ended December 31:

                                         1995        1994        1993
                                       --------    --------    --------

            Golden Corral
              Corporation              $452,653    $452,653    $452,653
            Wendy's Inter-
              national, Inc.            206,805     205,185     207,041

      In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures), for the years ended December 31:

                                         1995        1994        1993
                                       --------    --------    --------

            Wendy's Old Fashioned
              Hamburger Restaurants    $582,315    $646,507    $700,621
            Golden Corral
              Family Steakhouse
              Restaurants               452,653     452,653     452,653

      Although the Partnership's properties are geographically diverse and the Partnership's lessees operate a variety of restaurant concepts, failure of any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.





                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Investment Company, CNL Fund Advisors, Inc., and CNL Group, Inc. and its affiliates, all of which are affiliates of the General Partners. In addition, during 1995, the Partnership had available to it the services, personnel and experience of CNL Income Fund Advisors, Inc., prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996.

      James M. Seneff, Jr., age 49, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors and Chief Executive Officer since its formation in 1973. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chairman of the Board and Chief Executive Officer of CNL Investment Company and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as Chairman of the Board and Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in approximately 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these 100 real estate ventures are approximately 57 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner.
Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

      Robert A. Bourne, age 48, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and as Vice Chairman of the Board of Directors, Secretary and Treasurer since February 1996, of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, and as Secretary and Treasurer since February 1996, of CNL Realty Advisors, Inc. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P. A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in approximately 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these 100 real estate ventures are approximately 57 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

      CNL Realty Corporation is a corporation organized on November 26, 1985, under the laws of the State of Florida. Its sole directors and shareholders are James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners. CNL Realty Corporation was organized to serve as the corporate general partner of real estate limited partnerships, such as the Partnership, organized by one or both of the individual General Partners. CNL Realty Corporation currently serves as the corporate general partner of the CNL Income Fund Partnerships.

      CNL Investment Company, which through December 31, 1994, provided certain management services in connection with the Partnership and its Properties, is a corporation organized in 1990 under the laws of the State of Florida. Its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Investment Company is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

      CNL Income Fund Advisors, Inc., for the period January 1, 1995 through September 30, 1995, provided certain management services in connection with the Partnership and its Properties following the assignment by CNL Investment Company of its rights and obligations under the property management agreement. CNL Income Fund Advisors, Inc. was a corporation organized in 1994 under the laws of the State of Florida, and its principal office was located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services. CNL Income Fund Advisors, Inc. merged with CNL Fund Advisors, Inc. effective January 1, 1996.

      CNL Fund Advisors, Inc., effective October 1, 1995, began providing certain management services in connection with the Partnership and its Properties following the assignment by CNL Income Fund Advisors, Inc. of its rights and obligations under the property management agreement. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

      CNL Group, Inc., which is the parent company of CNL Investment Company and CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and six corporations organized as strategic business units. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

      The following persons serve as operating officers of CNL Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Group, Inc. and its affiliated companies.

      John T. Walker, age 37, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a Certified Public Accountant.

      Lynn E. Rose, age 47, a certified public accountant, has served as Chief Financial Officer and Secretary of CNL Group, Inc. since December 1993, and served as Controller and Secretary of CNL Group, Inc. from 1987 until December 1993. She has served as Chief Operating Officer of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary and Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and Secretary and Treasurer of CNL Fund Advisors, Inc. since its inception in 1994. Ms. Rose also has served as Chief Financial Officer, Secretary and Treasurer of CNL American Properties Fund, Inc. since its inception in 1994. In addition, Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 200 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a Certified Public Accountant in 1979.

      Jeanne A. Wall, age 37, has served as Chief Operating Officer of
CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since its inception in 1994, and as Executive Vice President of CNL American Properties, Inc. since its inception in 1994. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).


ITEM 11.  EXECUTIVE COMPENSATION

      Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of February 29, 1996, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

      The following table sets forth, as of February 29, 1996, the beneficial ownership interests of the General Partners in the Registrant.

          Title of Class           Name of Partner          Percent of Class
          --------------           ---------------          ----------------

  General Partnership Interests    James M. Seneff, Jr.          45%
                                   Robert A. Bourne              45%
                                   CNL Realty Corporation        10%
                                                                ----
                                                                100%
                                                                ====

      Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. There are no arrangements which at a subsequent date may result in a change in control of the Registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1995, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                            Amount Incurred
  Type of Compensation                                        For the Year
     and Recipient          Method of Computation       Ended December 31, 1995
  --------------------      ---------------------       -----------------------

Reimbursement to            Operating expenses are      Operating expenses
affiliates for              reimbursed at the           incurred on behalf
operating expenses          lower of cost or 90         of the Partnership:
                            percent of the              $50,300
                            prevailing rate at
                            which comparable            Accounting and
                            services could have         administrative
                            been obtained in the        services:  $58,543
                            same geographic area.
                            If the General
                            Partners or their
                            affiliates loan funds
                            to the Partnership,
                            the General Partners
                            or their affiliates
                            will be reimbursed for
                            the interest and fees
                            charged to them by
                            unaffiliated lenders
                            for such loans.
                            Affiliates of the
                            General Partners from
                            time to time incur
                            certain operating
                            expenses on behalf of
                            the Partnership for
                            which the Partnership
                            reimburses the
                            affiliates without
                            interest.


Annual, subordinated        One-half of one                $ - 0 -
property management         percent per year of
fee to affiliates           Partnership assets
                            under management
                            (valued at cost),
                            subordinated to
                            certain minimum
                            returns to the Limited
                            Partners.  The
                            property management
                            fee will not exceed
                            the lesser of one
                            percent of gross
                            operating revenues or
                            competitive fees for
                            comparable services.


Deferred, subordinated      A deferred,                    $ - 0 -
real estate                 subordinated real
disposition fee             estate disposition
payable to affiliates       fee, payable upon sale
                            of one or more
                            Properties, in an
                            amount equal to the
                            lesser of (i) one-half
                            of a competitive real
                            estate commission, or
                            (ii) three percent of
                            the sales price of
                            such Property or
                            Properties.  Payment
                            of such fee shall be
                            made only if
                            affiliates of the
                            General Partners
                            provide a substantial
                            amount of services in
                            connection with the
                            sale of a Property or
                            Properties and shall
                            be subordinated to
                            certain minimum
                            returns to the Limited
                            Partners.


General Partners'           A deferred,                    $ - 0 -
deferred, sub-              subordinated share
ordinated share of          equal to one percent
Partnership net cash        of Partnership
flow                        distributions of net
                            cash flow,
                            subordinated to
                            certain minimum
                            returns to the Limited
                            Partners.


General Partners'           A deferred,                    $ - 0 -
deferred, sub-              subordinated share
ordinated share of          equal to five percent
Partnership net sales       of Partnership
proceeds from a sale        distributions of such
or sales                    net sales proceeds,
                            subordinated to
                            certain minimum
                            returns to the Limited
                            Partners.




                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report.

      1.   Financial Statements

            Report of Independent Accountants

            Balance Sheets at December 31, 1995 and 1994

            Statements of Income for the years ended December 31, 1995, 1994 and 1993

            Statements of Partners' Capital for the years ended December 31, 1995, 1994 and 1993

            Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

            Notes to Financial Statements

      2.   Financial Statement Schedules

            Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1995, 1994 and 1993

            Schedule III - Real Estate and Accumulated Depreciation at
                             December 31, 1995

            Notes to Schedule III - Real Estate and Accumulated Depreciation
                                      at December 31, 1995

            All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

      3.   Exhibits

      3.1 Certificate of Limited Partnership of CNL Income Fund, Ltd., as amended. (Included as Exhibit 3.1 to Amendment No. 1 to Registration Statement No. 33-2850 on Form S-11 and incorporated herein by reference.)

      3.2 Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund, Ltd. (Included as Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on April 7, 1992, and incorporated herein by reference.)

      4.1 Certificate of Limited Partnership of CNL Income Fund, Ltd., as amended. (Included as Exhibit 4.1 to Amendment No. 1 to Registration Statement No. 33-2850 on Form S-11 and incorporated herein by reference.)

      4.2 Form of Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund, Ltd. (Included as Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on April 7, 1992, and incorporated herein by reference.)

      10.1 Property Management Agreement. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 7, 1992, and incorporated herein by reference.)

      10.2 Assignment of Property Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit
            10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995 and incorporated herein by reference.)

      10.3 Assignment of Property Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1995 through December 31, 1995.





                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 1996.

                                    CNL INCOME FUND, LTD.

                                    By:   CNL REALTY CORPORATION
                                          General Partner

                                          /s/ Robert A. Bourne
                                          ---------------------------
                                          ROBERT A. BOURNE, President


                                    By:   ROBERT A. BOURNE
                                          General Partner

                                          /s/ Robert A. Bourne
                                          ---------------------------
                                          ROBERT A. BOURNE


                                    By:   JAMES M. SENEFF, JR.
                                          General Partner

                                          /s/ James M. Seneff, Jr.
                                          ---------------------------
                                          JAMES M. SENEFF, JR.





      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                    Title                      Date
          ---------                    -----                      ----

/s/ Robert A. Bourne       President, Treasurer and        March 22, 1996
-----------------------    Director (Principal
Robert A. Bourne           Financial and Accounting
                           Officer)

/s/ James M. Seneff, Jr.   Chief Executive Officer         March 22, 1996
-----------------------    and Director (Principal
James M. Seneff, Jr.       Executive Officer)







                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                -----------------------------------------------

                 Years Ended December 31, 1995, 1994 and 1993




                                      Additions

                                ----------------------
                    Balance at  Charged to  Charged To                Balance
                     Beginning   Costs and     Other                  at End
Year  Description     of Year    Expenses    Accounts   Deductions    of Year
----  -----------   ----------  ----------  ----------  ----------   --------


1993  Allowance
        for
        doubtful
        accounts (a)  $    -      $    -      $   471(b)  $    -     $    471
                      =======     =======     =======     =======    ========


1994  Allowance
        for
        doubtful
        accounts (a)  $   471     $ 4,260     $95,484(b)  $   471(c) $ 99,744
                      =======     =======     =======     =======    ========


1995  Allowance
        for
        doubtful
        accounts (a)  $99,744     $    -      $22,392(b)  $    -     $122,136
                      =======     =======     =======     =======    ========



      (a)  Deducted from receivables on the balance sheet.

      (b)  Reduction of rental and other income.

      (c)  Amounts written off as uncollectible.






                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1995



                              (A)       (B)        (C)        (D)      (E)


                                                            Costs Capitalized
                                         Initial Cost           Subsequent
                                        To Partnership        To Acquisition
                                    ----------------------- ------------------
                                                Buildings
                             Encum-                and      Improve- Carrying
                            brances    Land    Improvements  ments    Costs
                            ------- ---------- ------------ -------- --------

Properties the Partnership
  has Invested in:

    Golden Corral Family
      Steakhouse Restau-
      rants:
        Virginia Beach, VA       -  $  340,125   $  580,432 $     -  $     -
        Kent Island, MD          -     140,703      637,826       -        -
        Salisbury, MD            -     263,217      532,213       -        -
        Jasper, AL (d)           -     220,665      473,818       -        -
        Eunice, LA               -     186,009      477,947       -        -

    Pizza Hut Restaurant:
      Bowie, TX                  -      26,958      106,042   13,622       -

    Popeyes Famous Fried
      Chicken Restaurants:
        Kissimmee, FL            -     239,934      266,628       -        -
        Merritt Island, FL       -     248,564      303,406       -        -

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Mesa, AZ                 -     440,339      328,579       -        -
        Oklahoma City, OK        -     278,878      393,423   20,000       -
        Stockbridge, GA          -     282,482      363,008       -        -
        Mesquite, TX             -     443,956      456,983       -        -
        Casa Grande, AZ          -     305,869      391,563    7,255       -
        Payson, AZ               -     391,076      427,218       -        -

    Other:
      Angleton, TX               -     162,107      447,511    1,572       -
                                    ----------   ---------- -------- --------

                                    $3,970,882   $6,186,597 $ 42,449 $     -
                                    ==========   ========== ======== ========

Properties of Joint Ventures
  in Which the Partnership
  has a 50% Interest:

    Burger King Restaurant:
      Orlando, FL                -  $  291,159   $  695,033 $     -  $     -

    Pizza Hut Restaurant:
      Orlando, FL                -     206,575      234,064       -        -

    Wendy's Old Fashioned
      Hamburger Restaurant:
        Miami, FL                -     392,407      397,633       -        -
                                    ----------   ---------- -------- --------

                                    $  890,141   $1,326,730 $     -  $     -
                                    ==========   ========== ======== ========



                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      -------------------------------------------------------------------

                               December 31, 1995



                                 (F)        (G)          (H)         (I)

                                Gross Amount at Which Carried
                                    at Close of Period (c)
                             -----------------------------------
                                         Buildings
                                            and                  Accumulated
                                Land    Improvements    Total    Depreciation
                             ---------- ------------ ----------- ------------

Properties the Partnership
  has Invested in:

    Golden Corral Family
      Steakhouse Restau-
      rants:
        Virginia Beach, VA   $  340,125   $  580,432 $   920,557   $  178,966
        Kent Island, MD         140,703      637,826     778,529      193,120
        Salisbury, MD           263,217      532,213     795,430      162,621
        Jasper, AL (d)          220,665      473,818     694,483      143,462
        Eunice, LA              186,009      477,947     663,956      143,384

    Pizza Hut Restaurant:
      Bowie, TX                  29,683      116,939     146,622       31,319

    Popeyes Famous Fried
      Chicken Restaurants:
        Kissimmee, FL           239,934      266,628     506,562       80,729
        Merritt Island, FL      248,564      303,406     551,970       91,865

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Mesa, AZ                440,339      328,579     768,918      103,137
        Oklahoma City, OK       278,878      413,423     692,301      126,686
        Stockbridge, GA         282,482      363,008     645,490      113,944
        Mesquite, TX            443,956      456,983     900,939      142,172
        Casa Grande, AZ         305,869      398,818     704,687      120,480
        Payson, AZ              391,076      427,218     818,294      129,352

    Other:
      Angleton, TX              162,107      449,083     611,190      139,831
                             ----------   ---------- -----------   ----------

                             $3,973,607   $6,226,321 $10,199,928   $1,901,068
                             ==========   ========== ===========   ==========

Properties of Joint Ventures
  in Which the Partnership
  has a 50% Interest:

    Burger King Restaurant:
      Orlando, FL            $  291,159   $  695,033 $   986,192   $  216,371

    Pizza Hut Restaurant:
      Orlando, FL               206,575      234,064     440,639       74,770

    Wendy's Old Fashioned
      Hamburger Restaurant:
        Miami, FL               392,407      397,633     790,040      131,440
                             ----------   ---------- -----------   ----------

                             $  890,141   $1,326,730 $ 2,216,871   $  422,581
                             ==========   ========== ===========   ==========



                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED
      -------------------------------------------------------------------

                               December 31, 1995


                                           (J)         (K)         (L)

                                                                   Life
                                                                 on Which
                                                               Depreciation
                                                                in Latest
                                           Date                   Income
                                          of Con-     Date     Statement is
                                         struction   Acquired    Computed
                                         ---------   --------  ------------

Properties the Partnership
  has Invested in:

    Golden Corral Family
      Steakhouse Restau-
      rants:
        Virginia Beach, VA                    1986      10/86           (b)
        Kent Island, MD                       1986      12/86           (b)
        Salisbury, MD                         1986      12/86           (b)
        Jasper, AL (d)                        1986      12/86           (b)
        Eunice, LA                            1987      01/87           (b)

    Pizza Hut Restaurant:
      Bowie, TX                               1976      12/87           (b)

    Popeyes Famous Fried
      Chicken Restaurants:
        Kissimmee, FL                         1981      12/86           (b)
        Merritt Island, FL                    1983      12/86           (b)

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Mesa, AZ                              1986      08/86           (b)
        Oklahoma City, OK                     1986      08/86           (b)
        Stockbridge, GA                       1986      08/86           (b)
        Mesquite, TX                          1986      09/86           (b)
        Casa Grande, AZ                       1986      12/86           (b)
        Payson, AZ                            1986      12/86           (b)

    Other:
      Angleton, TX                            1986      09/86           (b)



Properties of Joint Ventures
  in Which the Partnership
  has a 50% Interest:

    Burger King Restaurant:
      Orlando, FL                             1986      11/86           (b)

    Pizza Hut Restaurant:
      Orlando, FL                             1986      06/86           (b)

    Wendy's Old Fashioned
      Hamburger Restaurant:
        Miami, FL                             1987      06/86           (b)



                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       ----------------------------------------------------------------

                               December 31, 1995



(a) Transactions in real estate and accumulated depreciation during 1995, 1994 and 1993, are summarized as follows:

                                                            Accumulated
                                                   Cost     Depreciation
                                               -----------  ------------

             Properties the Partnership
               has Invested in:

                 Balance, December 31, 1992    $11,111,618   $ 1,359,162
                 Depreciation expense                   -        222,466
                                               -----------   -----------

                 Balance, December 31, 1993     11,111,618     1,581,628
                 Dispositions                     (911,690)     (107,084)
                 Depreciation expense                   -        218,827
                                               -----------   -----------

                 Balance, December 31, 1994     10,199,928     1,693,371
                 Depreciation expense                   -        207,697
                                               -----------   -----------

                 Balance, December 31, 1995    $10,199,928   $ 1,901,068
                                               ===========   ===========


             Properties of Joint Ventures
               in Which the Partnership
               has a 50% Interest:

                 Balance, December 31, 1992    $ 2,216,871   $   289,909
                 Depreciation expense                   -         44,224
                                               -----------   -----------

                 Balance, December 31, 1993      2,216,871       334,133
                 Depreciation expense                   -         44,224
                                               -----------   -----------

                 Balance, December 31, 1994      2,216,871       378,357
                 Depreciation expense                   -         44,224
                                               -----------   -----------

                 Balance, December 31, 1995    $ 2,216,871   $   422,581
                                               ===========   ===========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1995, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $10,197,188 and $2,213,606, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) The tenant of this property, Golden Corral Corporation, has subleased this property to a local, independent restaurant. Golden Corral Corporation continues to be responsible for complying with all the terms of the lease agreement and is continuing to pay rent on this property to the Partnership.






                                   EXHIBITS






                                 EXHIBIT INDEX


 Exhibit Number                                                       Page
 --------------                                                       ----

       3.1 Certificate of Limited Partnership of CNL Income Fund, Ltd., as amended. (Included as Exhibit
               3.1 to Amendment No. 1 to Registration Statement No. 33-2850 on Form S-11 and incorporated herein by reference.)

       3.2 Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund, Ltd. (Included as Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on April 7, 1992, and incorporated herein by reference.)

       4.1 Certificate of Limited Partnership of CNL Income Fund, Ltd., as amended. (Included as Exhibit
               4.1 to Amendment No. 1 to Registration Statement No. 33-2850 on Form S-11 and incorporated herein by reference.)

       4.2 Form of Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund, Ltd. (Included as Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on April 7, 1992, and incorporated herein by reference.)

      10.1     Property Management Agreement.  (Included as
               Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 7, 1992, and incorporated herein by reference.)

      10.2 Assignment of Property Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995 and incorporated herein by reference.)

      10.3     Assignment of Property Management Agreement from
               CNL Income Fund Advisors, Inc. to CNL Fund
               Advisors, Inc. (Filed herewith.)