Form 10-Q
period 1996-03-31
CNL INCOME FUND LTD
filed 1996-05-15
CIK 788338

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1996
                               -----------------------------------

                                      OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                     Commission file number
                             0-15666
                     ----------------------


                     CNL Income Fund, Ltd.
- --------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


          Florida                            59-2666264
- ----------------------------        --------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                               32801
- ----------------------------        --------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    ---------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                     ---------     ---------







                                   CONTENTS
                                   --------




Part I                                                                 Page
                                                                       ----

  Item 1.  Financial Statements:

             Condensed Balance Sheets                                  1

             Condensed Statements of Income                            2

             Condensed Statements of Partners' Capital                 3

             Condensed Statements of Cash Flows                        4

             Notes to Condensed Financial Statements                   5-7

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                     8-11


Part II

  Other Information                                                    12






                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                   March 31,     December 31,
              ASSETS                                 1996            1995
                                                  ----------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,952,994
  and $1,901,068                                  $8,246,934      $8,298,860
Investment in and due from joint
  ventures                                         1,005,298       1,007,527
Cash and cash equivalents                            246,634         271,575
Receivables, less allowance for
  doubtful accounts of $157,741 and
  $122,136                                            11,833          29,143
Prepaid expenses                                       2,034           3,815
Lease costs, less accumulated
  amortization of $17,500 and
  $16,875                                             32,500          33,125
Accrued rental income                                 24,600          24,833
                                                  ----------      ----------

                                                  $9,569,833      $9,668,878
                                                  ==========      ==========


   LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                  $    3,941      $    2,988
Accrued and escrowed real estate
  taxes payable                                       12,118          10,380
Distributions payable                                316,221         316,221
Due to related parties                                86,020          75,139
Rents paid in advance and deposits                    27,115          37,198
                                                  ----------      ----------
    Total liabilities                                445,415         441,926

Partners' capital                                  9,124,418       9,226,952
                                                  ----------      ----------

                                                  $9,569,833      $9,668,878
                                                  ==========      ==========

           See accompanying notes to condensed financial statements.







                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                                          Quarter Ended
                                                             March 31,
                                                        1996          1995
                                                      --------      --------

Revenues:
  Rental income from operating leases                 $268,164      $283,276
  Contingent rental income                               5,962           367
  Interest and other income                              2,797         4,693
                                                      --------      --------
                                                       276,923       288,336
                                                      --------      --------

Expenses:
  General operating and administrative                  26,554        16,359
  Professional services                                  4,760         2,809
  Real estate taxes                                      1,132         3,656
  State and other taxes                                  5,148         5,091
  Depreciation and amortization                         52,551        52,551
                                                      --------      --------
                                                        90,145        80,466
                                                      --------      --------

Income Before Equity in Earnings of Joint
  Ventures                                             186,778       207,870

Equity in Earnings of Joint Ventures                    26,909        27,124
                                                      --------      --------

Net Income                                            $213,687      $234,994
                                                      ========      ========

Allocation of Net Income:
  General partners                                    $  2,137      $  2,350
  Limited partners                                     211,550       232,644
                                                      --------      --------

                                                      $213,687      $234,994
                                                      ========      ========


Net Income Per Limited Partner Unit                   $   7.05      $   7.75
                                                      ========      ========

Weighted Average Number of Limited
  Partner Units Outstanding                             30,000        30,000
                                                      ========      ========

           See accompanying notes to condensed financial statements.








                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                               Quarter Ended      Year Ended
                                                 March 31,       December 31,
                                                   1996              1995
                                               -------------     ------------

General partners:
  Beginning balance                             $   299,541      $   289,920
  Net income                                          2,137            9,621
                                                -----------      -----------
                                                    301,678          299,541
                                                -----------      -----------


Limited partners:
  Beginning balance                               8,927,411        9,239,813
  Net income                                        211,550          952,481
  Distributions ($10.54 and $42.16
    per limited partner unit,
    respectively)                                  (316,221)      (1,264,883)
                                                -----------      -----------
                                                  8,822,740        8,927,411
                                                -----------      -----------

Total partners' capital                         $ 9,124,418      $ 9,226,952
                                                ===========      ===========

           See accompanying notes to condensed financial statements.







                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                        Quarter Ended
                                                          March 31,
                                                    1996            1995
                                                -----------      -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                $   291,280      $   287,481
                                                -----------      -----------

    Cash Flows from Financing
      Activities:
        Distributions to limited
          partners                                 (316,221)      (1,215,906)
                                                -----------      -----------
            Net cash used in
              financing activities                 (316,221)      (1,215,906)
                                                -----------      -----------

Net Decrease in Cash and Cash
  Equivalents                                       (24,941)        (928,425)

Cash and Cash Equivalents at
  Beginning of Quarter                              271,575        1,253,629
                                                -----------      -----------

Cash and Cash Equivalents at End
  of Quarter                                    $   246,634      $   325,204
                                                ===========      ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at end of quarter                  $   316,221      $   316,220
                                                ===========      ===========

           See accompanying notes to condensed financial statements.







                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    Quarters Ended March 31, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by
      generally accepted accounting principles.   The financial statements
      reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund, Ltd. (the "Partnership") for the year ended December 31, 1995.

      Certain items in the prior year's financial statements have been reclassified to conform to 1996 presentation. These reclassifications had no effect on partners' capital or net income.

      Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.    Receivables:
      -----------

      In March 1996, the Partnership accepted a promissory note from the tenant of the property in Mesquite, Texas, in the amount of $156,308, representing past due rental and other amounts, which had been included in receivables and reserved for in the allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $3,492, including interest at a rate of 11 percent per annum, commencing on June 1, 1996. Due to the uncertainty of the collectibility of this note, the Partnership established an allowance for doubtful accounts of $157,741, including accrued interest of $1,433; therefore, no amounts were included in receivables at March 31, 1996, relating to this note. The Partnership will recognize any of the amounts reserved as income if collected.

3.    Concentration of Credit Risk:
      ----------------------------

      The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures), for at least one of the quarters ended March 31:

                                                     1996         1995
                                                   --------     --------

            Golden Corral Corporation              $113,163     $113,163
            Wendy's International, Inc.              50,533       50,614
            Restaurant Management
              Services, Inc.                         31,079       31,079

      In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures), for the quarters ended March 31:

                                                     1996         1995
                                                   --------     --------

            Wendy's Old Fashioned
              Hamburger Restaurants                $130,361     $139,209
            Golden Corral Family
              Steakhouse Restaurants                113,163      113,163
            Popeyes                                  31,079       31,709

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

4.    Subsequent Event:
      ----------------

      In April 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $8,100 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1996, the Partnership owned 18 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
- -------------------------------

      The Partnership's primary source of capital for the quarters ended March 31, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $291,280 and $287,481 for the quarters ended March 31, 1996 and 1995, respectively. The increase in cash from operations for the quarter ended March 31, 1996, is primarily a result of changes in the Partnership's working capital.

      The Partnership is anticipating entering into a lease amendment with the tenant of the Property in Mesquite, Texas, to provide for lower initial base rent with scheduled rent increases. In connection therewith, the Partnership accepted a promissory note in March 1996, in the amount of $156,308, representing past due rental and other amounts, which had been included in receivables and reserved for in the allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $3,492, including interest at a rate of 11 percent per annum, commencing on June 1, 1996. Due to the uncertainty of the collectibility of this note, the Partnership established an allowance for doubtful accounts of $157,741, including accrued interest of $1,433; therefore, no amounts were included in receivables at March 31, 1996, relating to this note. The Partnership will recognize any of the amounts reserved as income if collected.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1996, the Partnership had $246,634 invested in such short-term investments as compared to $271,575 at December 31, 1995. The funds remaining at March 31, 1996, will be used towards the payment of distributions for the quarter ended March 31, 1996, and other liabilities.

      In April 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $8,100 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

      Total liabilities of the Partnership, including distributions payable, increased to $445,415 at March 31, 1996, from $441,926 at December 31, 1995. Liabilities at March 31, 1996, to the extent they exceed cash and cash equivalents at March 31, 1996, will be paid from future cash from operations, from collections of amounts received in accordance with the promissory note described above, from the loan received from the corporate general partner in April 1996 described above, and in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

      Based on current and anticipated future cash from operations, and to a lesser extent, the loan received from the corporate general partner, the Partnership declared distributions to limited partners of $316,221 and $316,220 for the quarters ended March 31, 1996 and 1995, respectively. This represents distributions of $10.54 per unit for each of the quarters ended March 31, 1996 and 1995. No distributions were made to the general partners for the quarters ended March 31, 1996 and 1995. The distribution for the quarter ended December 31, 1994, which was distributed in January 1995, included $861,500 as a result of the distribution of net sales proceeds from the sale of the Property in Fairfield, California. This amount was treated as a return of capital for purposes of calculating the limited partners' ten percent preferred return. As a result of this return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the ten percent preferred return is calculated was lowered accordingly. No amounts distributed to the limited partners for the quarters ended March 31, 1996 and 1995, except for $861,500 as described above, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations
- ---------------------

      During the quarters ended March 31, 1996 and 1995, the Partnership owned and leased 15 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1996 and 1995, the Partnership earned $268,164 and $283,276, respectively, in rental income from these Properties. The decrease in rental income for the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, was primarily attributable to the fact that the Partnership received approximately $5,700 during the quarter ended March 31, 1996, as compared to $18,000 during the quarter ended March 31, 1995, from the former tenant of three Properties. The rental payments from this former tenant represented the difference between (i) the original leases entered into between the Partnership and the former tenant and (ii) the current leases on the Properties between the Partnership and new tenants (two of which were re-leased to the corporate franchisor). Effective February 1, 1996, the Partnership ceased receiving any additional rental amounts from this former tenant; therefore, rental income during the remainder of 1996 and in future years will decrease accordingly.

      In addition, rental income decreased approximately $3,000 during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, as a result of the fact that the lease relating to the Wendy's Property in Payson, Arizona, was amended in September 1995, to reduce annual base rent and to provide for a change in the percentage rent calculation.

      During the quarters ended March 31, 1996 and 1995, the Partnership also earned $5,962 and $367, respectively, in contingent rental income. The increase in contingent rental income was primarily attributable to an increase in contingent rent relating to the Property in Payson, Arizona.

      In addition, for the quarters ended March 31, 1996 and 1995, the Partnership owned and leased three Properties indirectly through joint venture arrangements. In connection therewith, during the quarter ended March 31, 1996 and 1995, the Partnership earned $26,909 and $27,124, respectively, attributable to net income earned by these joint ventures.

      During the quarter ended March 31, 1996, three lessees of the Partnership, Golden Corral Corporation, Wendy's International, Inc. and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from three Properties owned by joint ventures). As of March 31, 1996, Golden Corral Corporation was the lessee under leases relating to five restaurants, Wendy's International, Inc. was the lessee under leases relating to three restaurants and Restaurant Management Services, Inc. was the lessee under leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation, Wendy's International, Inc. and Restaurant Management Services, Inc. each will continue to contribute more than ten percent of the Partnership total rental income during the remainder of 1996 and subsequent years. In addition, during the quarter ended March 31, 1996, three restaurant chains, Golden Corral Family Steakhouse Restaurants, Wendy's Old Fashioned Hamburger Restaurants and Popeyes, each accounted for more than ten percent of the Partnership's total rental income. During the remainder of 1996 and subsequent years, it is anticipated that these three restaurant chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income.

      Operating expenses, including depreciation and amortization expense, were $90,145 and $80,466 for the quarters ended March 31, 1996 and 1995, respectively. The increase in operating expenses during the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, is primarily attributable to an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties and (ii) insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property. Operating expenses also increased due to the fact that during the quarter ended March 31, 1996, the Partnership incurred professional services as a result of appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the Partnership's partnership agreement. During 1995, these professional services were incurred during the quarter ended June 30, 1995.

      The increase in operating expenses for the quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, was partially offset by the fact that operating expenses for the quarter ended March 31, 1995, included approximately $2,500 for real estate taxes relating to the Property in Mesquite, Texas. The general partners anticipate that the tenant will pay these taxes in 1996 and future years.






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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.






                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 10th day of May, 1996.

                              CNL INCOME FUND, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -----------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ Robert A. Bourne
                                          -----------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)