Form 10-Q
period 1996-09-30
CNL INCOME FUND LTD
filed 1996-11-07
CIK 788338

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C.  20549


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1996
                               -----------------------------------

                             OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                   Commission file number
                           0-15666
                   ----------------------


                    CNL Income Fund, Ltd.
    ------------------------------------------------------
    (Exact name of registrant as specified in its charter)


          Florida                            59-2666264
----------------------------       -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                               32801
----------------------------       -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------





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







                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                               September 30,     December 31,
              ASSETS                               1996              1995
                                               -------------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,056,848
  and $1,901,068                                $8,143,080        $8,298,860
Investment in and due from joint
  ventures                                         995,854         1,007,527
Cash and cash equivalents                          220,663           271,575
Receivables, less allowance for
  doubtful accounts of $153,113 and
  $122,136                                           1,888            29,143
Prepaid expenses                                     5,958             3,815
Lease costs, less accumulated
  amortization of $18,750 and
  $16,875                                           31,250            33,125
Accrued rental income                               23,933            24,833
                                                ----------        ----------

                                                $9,422,626        $9,668,878
                                                ==========        ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $    1,818        $    2,988
Accrued and escrowed real estate
  taxes payable                                      7,019            10,380
Distributions payable                              316,221           316,221
Due to related parties                              98,469            75,139
Rents paid in advance and deposits                  31,115            37,198
                                                ----------        ----------
    Total liabilities                              454,642           441,926

Partners' capital                                8,967,984         9,226,952
                                                ----------        ----------

                                                $9,422,626        $9,668,878
                                                ==========        ==========


           See accompanying notes to condensed financial statements.







                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                      Quarter Ended        Nine Months Ended
                                      September 30,          September 30,
                                     1996       1995        1996       1995
                                   --------   --------    --------   --------

Revenues:
  Rental income from operating
    leases                         $270,099   $283,351    $804,710   $845,054
  Contingent rental income              180     24,235       6,220     24,602
  Interest and other income           7,752      3,452      24,045     11,205
                                   --------   --------    --------   --------
                                    278,031    311,038     834,975    880,861
                                   --------   --------    --------   --------

Expenses:
  General operating and
    administrative                   21,933     22,267      71,707     57,905
  Professional services               2,250      2,690       8,795     11,209
  Real estate taxes                   1,133      2,979       3,398     10,736
  State and other taxes                  -          -        5,260      5,356
  Depreciation and amortization      52,553     52,549     157,655    157,648
                                   --------   --------    --------   --------
                                     77,869     80,485     246,815    242,854
                                   --------   --------    --------   --------

Income Before Equity in
  Earnings of Joint Ventures
  and Gain on Sale of Land          200,162    230,553     588,160    638,007

Equity in Earnings of Joint
  Ventures                           27,632     27,610      82,535     82,305

Gain on Sale of Land                     -          -       19,000         -
                                   --------   --------    --------   --------

Net Income                         $227,794   $258,163    $689,695   $720,312
                                   ========   ========    ========   ========

Allocation of Net Income:
  General partners                 $  2,278   $  2,582    $  6,707   $  7,203
  Limited partners                  225,516    255,581     682,988    713,109
                                   --------   --------    --------   --------

                                   $227,794   $258,163    $689,695   $720,312
                                   ========   ========    ========   ========

Net Income Per Limited
  Partner Unit                     $   7.52   $   8.52    $  22.77   $  23.77
                                   ========   ========    ========   ========

Weighted Average Number
  of Limited Partner Units
  Outstanding                        30,000     30,000      30,000     30,000
                                   ========   ========    ========   ========


           See accompanying notes to condensed financial statements.








                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                           Nine Months Ended      Year Ended
                                              September 30,      December 31,
                                                 1996                1995
                                           -----------------     ------------

General partners:
  Beginning balance                           $  299,541          $  289,920
  Net income                                       6,707               9,621
                                              ----------          ----------
                                                 306,248             299,541
                                              ----------          ----------

Limited partners:
  Beginning balance                            8,927,411           9,239,813
  Net income                                     682,988             952,481
  Distributions ($31.62
    and $42.16 per limited
    partner unit, respectively)                 (948,663)         (1,264,883)
                                              ----------          ----------
                                               8,661,736           8,927,411
                                              ----------          ----------

Total partners' capital                       $8,967,984          $9,226,952
                                              ==========          ==========


           See accompanying notes to condensed financial statements.









                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                      Nine Months Ended
                                                        September 30,
                                                     1996            1995
                                                 -----------      -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                 $   877,751      $   875,708
                                                 -----------      -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of
          land                                        20,000               -
                                                 -----------      -----------
            Net cash provided by
              investing activities                    20,000               -
                                                 -----------      -----------

    Cash Flows from Financing
      Activities:
        Proceeds from loan from
          corporate general partner                   40,100               -
        Repayment of loan from
          corporate general partner                  (40,100)              -
        Distributions to limited
          partners                                  (948,663)      (1,848,347)
                                                 -----------      -----------
            Net cash used in
              financing activities                  (948,663)      (1,848,347)
                                                 -----------      -----------

Net Decrease in Cash and Cash
  Equivalents                                        (50,912)        (972,639)


Cash and Cash Equivalents at
  Beginning of Period                                271,575        1,253,629
                                                 -----------      -----------

Cash and Cash Equivalents at End
  of Period                                      $   220,663      $   280,990
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









                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by
      generally accepted accounting principles.   The financial statements
      reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.    Receivables:
      -----------

      In March 1996, the Partnership accepted a promissory note from the tenant of the property in Mesquite, Texas, in the amount of $156,308, representing past due rental and other amounts, which had been included in receivables and for which the Partnership had established an allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $3,492, including interest at a rate of 11 percent per annum, commencing on June 1, 1996. Due to the uncertainty of the collectibility of this note, the Partnership established an allowance for doubtful accounts and is recognizing income as collected. As of September 30, 1996, the balance in the allowance for doubtful accounts was $153,113, including accrued interest of $4,298 and late fees of $698.

4.    Concentration of Credit Risk:
      ----------------------------

      The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures), for at least one of the quarters ended September 30:

                                                     1996         1995
                                                   --------     --------

            Golden Corral Corporation              $113,163     $113,163
            Wendy's International, Inc.              62,390       56,481
            Restaurant Management
              Services, Inc.                         31,078       31,078

      In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures), for at least one of the quarters ended September 30:

                                                     1996         1995
                                                   --------     --------

            Wendy's Old Fashioned
              Hamburger Restaurants                $126,560     $164,291
            Golden Corral Family
              Steakhouse Restaurants                113,163      113,163
            Popeyes Famous Fried Chicken             31,078       31,078

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

5.    Subsequent Event:
      ----------------

      In October 1996, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $43,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1996, the Partnership owned 18 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the nine months ended September 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $877,751 and $875,708 for the nine months ended September 30, 1996 and 1995, respectively. The increase in cash from operations for the nine months ended September 30, 1996, is primarily a result of changes in the Partnership's working capital.

      In August 1996, the Partnership entered into a lease amendment with the tenant of the Property in Mesquite, Texas, to provide for lower initial base rent with scheduled rent increases effective March 1996. In anticipation of entering into this lease amendment, the Partnership accepted a promissory note in March 1996, in the amount of $156,308, representing past due rental and other amounts, which had been included in receivables and for which the Partnership had established an allowance for doubtful accounts, and real estate taxes previously recorded as an expense by the Partnership. Payments are due in 60 monthly installments of $3,492, including interest at a rate of 11 percent per annum, commencing on June 1, 1996. Due to the uncertainty of the collectibility of this note, the Partnership established an allowance for doubtful accounts and is recognizing income as collected. During the nine months ended September 30, 1996, the Partnership collected and recorded as income $8,191 in accordance with the repayment terms under the promissory note. As of September 30, 1996, the balance in the allowance for doubtful accounts was $153,113, including accrued interest of $4,298 and late fees of $698.

      Other sources and uses of capital included the following during the nine months ended September 30, 1996 and 1995.

      In June 1996, the Partnership sold a small, undeveloped portion of the land relating to its Property in Mesquite, Texas. In connection therewith, the Partnership received net sales proceeds, and recognized a gain for financial reporting purposes, of $19,000. Proceeds from the sale will be used for operating activities of the Partnership.

      In April and July 1996, the Partnership entered into promissory notes with the corporate general partner for loans in the amounts of $8,100 and $32,000, respectively, in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. As of September 30, 1996, the Partnership had repaid the loans in full to the corporate general partner. In addition, in October 1996, the Partnership entered into another promissory note with the corporate general partner for a loan in the amount of $43,000 in connection with the operations of the Partnership. The note is uncollateralized, non-interest bearing and due on demand.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1996, the Partnership had $220,663 invested in such short-term investments as compared to $271,575 at December 31, 1995. The funds remaining at September 30, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, increased to $454,642 at September 30, 1996, from $441,926 at December 31, 1995. Liabilities at September 30, 1996, to the extent they exceed cash and cash equivalents at September 30, 1996, will be paid from future cash from operations, from collections of amounts received in accordance with the promissory note described above, from the loan received from the corporate general partner in October 1996 described above, and in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

      Based on current and anticipated future cash from operations, and to a lesser extent, the loan received from the corporate general partner described above, the Partnership declared distributions to limited partners of $948,663 and $948,662 for the nine months ended September 30, 1996 and 1995, respectively ($316,221 for each of the quarters ended September 30, 1996 and 1995). This represents distributions of $31.62 per unit for each of the nine months ended September 30, 1996 and 1995 ($10.54 for each of the quarters ended September 30, 1996 and 1995). No distributions were made to the general partners for the quarters and nine months ended September 30, 1996 and 1995. The distribution for the quarter ended December 31, 1994, which was distributed in January 1995, included $861,500 as a result of the distribution of net sales proceeds from the sale of the Property in Fairfield, California. This amount was treated as a return of capital for purposes of calculating the limited partners' ten percent preferred return. As a result of this return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the ten percent preferred return is calculated was lowered accordingly. No amounts distributed to the limited partners for the nine months ended September 30, 1996 and 1995, except for $861,500 as described above, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations
---------------------

      During the nine months ended September 30, 1996 and 1995, the Partnership owned and leased 15 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership earned $804,710 and $845,054, respectively, in rental income from these Properties, $270,099 and $283,351 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The decrease in rental income during the quarter and nine months ended September 30, 1996, was partially attributable to the fact that the Partnership received approximately $0 and $5,700 during the quarter and nine months ended September 30, 1996, respectively, as compared to $17,900 and $53,800 during the quarter and nine months ended September 30, 1995, respectively, from the former tenant of three Properties. The rental payments from this former tenant represented the difference between (i) the original leases entered into between the Partnership and the former tenant and (ii) the current leases on the Properties between the Partnership and new tenants (two of which were re-leased to the corporate franchisor). Effective February 1, 1996, the Partnership ceased receiving any additional rental amounts from this former tenant; therefore, rental income during the remainder of 1996 and in future years will decrease accordingly.

      In addition, rental income decreased approximately $3,000 and $9,000 during the quarter and nine months ended September 30, 1996, respectively, as a result of the fact that the lease relating to the Wendy's Property in Payson, Arizona, was amended in September 1995, to reduce annual base rent and to provide for a change in the percentage rent calculation.

      The decrease in rental income during the nine months ended September 30, 1996, was partially offset by the fact that the Partnership increased its allowance for doubtful accounts by approximately $5,000 during the nine months ended September 30, 1995, relating to the Property in Mesquite, Texas. In addition, the decrease in rental income during the quarter and nine months ended September 30, 1996, was partially offset by the fact that during the quarter and nine months ended September 30, 1996, the Partnership collected and recognized as income, approximately $6,200 and $8,200, respectively, under the promissory note with the tenant of the Property in Mesquite, Texas, for which the Partnership had previously established an allowance for doubtful accounts, as described in "Liquidity and Capital Resources".

      During the nine months ended September 30, 1996 and 1995, the Partnership earned $6,220 and $24,602, respectively, in contingent rental income, $180 and $24,235 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The decrease in contingent rental income during the quarter and nine months ended September 30, 1996, is primarily a result of the lower percentage rent formula provided for under the lease amendment relating to the Property in Payson, Arizona.

      In addition, for the nine months ended September 30, 1996 and 1995, the Partnership owned and leased three Properties indirectly through joint venture arrangements. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership earned $82,535 and $82,305, respectively, attributable to net income earned by these joint ventures, $27,632 and $27,610 of which was earned during the quarters ended September 30, 1996 and 1995, respectively.

      During the nine months ended September 30, 1996, three lessees of the Partnership, Golden Corral Corporation, Wendy's International, Inc. and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from three Properties owned by joint ventures). As of September 30, 1996, Golden Corral Corporation was the lessee under leases relating to five restaurants, Wendy's International, Inc. was the lessee under leases relating to three restaurants and Restaurant Management Services, Inc. was the lessee under leases relating to two restaurants. It is anticipated that, based on the minimum rental payments required by the leases, Golden Corral Corporation, Wendy's International, Inc. and Restaurant Management Services, Inc. each will continue to contribute more than ten percent of the Partnership's total rental income during the remainder of 1996 and subsequent years. In addition, during the nine months ended September 30, 1996, three restaurant chains, Golden Corral Family Steakhouse Restaurants, Wendy's Old Fashioned Hamburger Restaurants and Popeyes Famous Fried Chicken, each accounted for more than ten percent of the Partnership's total rental income. During the remainder of 1996 and subsequent years, it is anticipated that these three restaurant chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income.

      Operating expenses, including depreciation and amortization expense, were $246,815 and $242,854 for the nine months ended September 30, 1996 and 1995, respectively, of which $77,869 and $80,485 were incurred for the quarters ended September 30, 1996 and 1995, respectively. The increase in operating expenses during the nine months ended September 30, 1996, is primarily due to an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      The increase in operating expenses during the nine months ended September 30, 1996, was partially offset by a decrease in real estate tax expense due to the fact that the Partnership accrued real estate taxes during the nine months ended September 30, 1995, relating to the Property in Mesquite, Texas, due to financial difficulties that the tenant was experiencing. Due to the fact that the tenant paid the 1995 real estate taxes during 1996, the Partnership reversed approximately $9,200 of amounts previously accrued by the Partnership and recorded these amounts as other income. No real estate taxes were accrued during the nine months ended September 30, 1996, relating to this Property.

      As a result of the sale of the portion of land related to the Property in Mesquite, Texas, as described in "Liquidity and Capital Resources," the Partnership recognized a gain of $19,000 for financial reporting purposes during the nine months ended September 30, 1996. No Properties were sold during the nine months ended September 30, 1995.






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

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.







                                  SIGNATURES
                                  ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 5th day of November, 1996.

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