Form 10-K405
period 1996-12-31
CNL INCOME FUND LTD
filed 1997-03-31
CIK 788338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-K

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended         December 31, 1996

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
 (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $13,284,970, and were used to acquire 20 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. During 1992 and 1994, the Partnership sold a Property in San Dimas, California, and a Property in Fairfield, California, respectively. The sale of the Property in Fairfield, California, was made pursuant to the tenant's exercise of its option to purchase the Property in accordance with the terms of its lease. In addition, during 1996, the Partnership sold a small, undeveloped portion of land relating to its Property in Mesquite, Texas. This sale of land had no bearing on the operations of the Property or the restaurant business. As a result of the above transactions, the Partnership currently owns 18 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. Generally, the Properties are leased on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

LEASES

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial lease terms, ranging from five to 20 years (the average being 16 years), and expire between 1999 and 2016. Generally, the leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $16,000 to $117,000. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term.

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

         In August 1996, the Partnership entered into a lease amendment with the tenant of the Property in Mesquite, Texas, to provide for lower initial base rent and to provide scheduled rent increases over the term of the lease, effective March 1996.

         In addition, in January 1997, the Partnership entered into a lease amendment with the tenant of the Property in Oklahoma City, Oklahoma, to provide for reduced annual rents and to provide for a change in the percentage rent calculation. The Partnership does not anticipate that these reduced rents will have a material effect on operations.

MAJOR TENANTS

         During 1996, three lessees of the Partnership, Golden Corral Corporation, Wendy's International, Inc. and Restaurant Management Services, Inc. each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from three Properties owned by joint ventures). As of December 31, 1996, Golden Corral Corporation was the lessee under leases relating to five restaurants, Wendy's International, Inc. was the lessee under leases relating to three restaurants and Restaurant Management Services, Inc. was the lessee under leases relating to two restaurants. It is anticipated that these three lessees each will continue to contribute ten percent or more of the Partnership's total rental income in 1997 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Wendy's Old Fashioned Hamburger Restaurants ("Wendy's") and Popeye's Famous Fried Chicken ("Popeye's"), each accounted for more than ten percent of the Partnership's total rental income in 1996 (including the Partnership's share of the rental income from three Properties owned by joint ventures). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

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

         Each joint venture has an initial term of 20 years, and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture.

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

PROPERTY MANAGEMENT

         CNL Investment Company, an affiliate of the General Partners, acted as manager of the Partnership's Properties pursuant to a property management agreement with the Partnership through December 31, 1994. Under this agreement, CNL Investment Company was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Investment Company also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Investment Company an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services. Under the property management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners do not receive a 10% Preferred Return, no property management fee will be paid.

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


ITEM 2.  PROPERTIES

         As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 18 Properties, located in nine states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

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

         LEASES WITH MAJOR TENANTS. The terms of each of the leases with the Partnership's major tenants as of December 31, 1996 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 15 years (expiring 2001) and the average minimum base annual rent is approximately $90,500 (ranging from approximately $77,600 to $109,300).

         Wendy's International, Inc. leases three Wendy's restaurants. The initial term of two of the leases is 20 years (expiring in 2006) and one is 17 years (expiring in 2006) and the average minimum base annual rent for all three is approximately $81,900 (ranging from $75,300 to $88,400).

         In addition, Restaurant Management Services, Inc. leases two Popeye's restaurants. The initial term of one lease is 15 years (expiring 2001) and the term of the other lease is 17 years (expiring 2003) and the average minimum base annual rent is approximately $62,200 (ranging from $59,400 to $64,900).

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

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of February 28, 1997, there were 1,074 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. As of January 1, 1995, due primarily to the Partnership's sale of its Property in Fairfield, California, the price paid for any Unit transferred pursuant to the Plan has been $422 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1996 and 1995 other than pursuant to the Plan, net of commissions (which ranged from zero to 10.24%).

                                         1996 (1)                           1995 (1)
                              ---------------------------------   -----------------------------
                                High       Low      Average        High       Low      Average
                                ----       ---      -------        -----      ---      -------
         First Quarter           $422      $422        $422         $444      $363        $404
         Second Quarter           422       422         422          535       439         487
         Third Quarter            500       500         500          500       368         452
         Fourth Quarter           469       377         422          444       422         429

(1) A total of 255 and 382 Units were transferred other than pursuant to the Plan for the years ended December 31, 1996 and 1995, respectively.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1996 and 1995, the Partnership declared cash distributions of $1,264,884 and $1,264,883, respectively, to the Limited Partners. As a result of returns of capital in prior years, the amount of the Limited Partners' adjusted capital contributions (which generally is the Limited Partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' adjusted capital contributions on which the 10% Preferred Return is calculated was lowered to $13,314,525 as of December 31, 1994. No amounts distributed to partners for the years ended December 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         As indicated in the chart below, distributions in the following amounts were declared to the Limited Partners at the close of each of the Partnership's calendar quarters during 1996 and 1995.

         Quarter Ended                                      1996         1995
         -------------                                     ---------    --------

         March 31                                          $316,221     $316,220
         June 30                                            316,221      316,221
         September 30                                       316,221      316,221
         December 31                                        316,221      316,221

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

ITEM 6.  SELECTED FINANCIAL DATA

                               1996         1995        1994       1993             1992
                             --------     --------    --------    --------       --------
Year ended December 31:
    Revenues (1)           $ 1,389,308  $ 1,290,567  $ 1,358,871  $ 1,412,327   $ 1,452,761
    Net income (2)           1,083,109      962,102    1,208,576    1,039,545     1,306,021
    Cash distributions
       declared (3)          1,264,884    1,264,883    2,279,123    1,417,622     2,413,812
    Net income per Unit (2)      35.75        31.75        39.91        34.31         43.14
    Cash distributions
    declared per Unit (3)        42.16        42.16        75.97        47.25         80.46

At December 31:
    Total assets           $ 9,479,777  $ 9,668,878  $10,857,414  $10,930,600   $10,949,223
    Partners' capital        9,045,177    9,226,952    9,529,733   10,480,280    10,858,357

    (1)  Revenues include equity in earnings of joint ventures.

    (2) Net income for the years ended December 31, 1996, 1994 and 1992, includes $19,000, $182,384 and $214,488, respectively, from gains on sale of land and buildings.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Partnership was organized on November 26, 1985, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1996, the Partnership owned 18 Properties, either directly or indirectly through joint venture arrangements.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary source of capital for the years ended December 31, 1996, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $1,132,688, $1,182,514 and $1,279,201 for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease in cash from operations during 1996 and 1995, each as compared to the prior year, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below, and as a result of changes in the Partnership's working capital during each of the respective years.

         In August 1996, the Partnership entered into a lease amendment with the tenant of the Property in Mesquite, Texas, to provide for lower initial base rent with scheduled rent increases retroactively effective March 1996. In anticipation of entering into this lease amendment, the Partnership accepted a promissory note in March 1996, in the amount of $156,308, for past due rental and other amounts, and real estate taxes previously paid by the Partnership on behalf of the tenant. Payments were due in 60 monthly installments of $3,492, including interest at a rate of 11 percent per annum, and collections commenced on June 1, 1996. Receivables at December 31, 1996, included

$150,787 of such amounts, including accrued interest of $5,657 and late fees of $1,222. During January 1997, the Partnership collected the full amount of the promissory note.

         Other sources and uses of capital included the following during the years ended December 31, 1996, 1995 and 1994.

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

         In June 1996, the Partnership sold a small, undeveloped portion of the land relating to its Property in Mesquite, Texas. In connection therewith, the Partnership received net sales proceeds of $20,000, and recognized a gain for financial reporting purposes, of $19,000. Proceeds from the sale will be used for operating activities of the Partnership.

         In 1996, the Partnership entered into various promissory notes with the corporate general partner for loans totalling $83,100 in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. As of December 31, 1996, the Partnership had repaid the loans in full to the corporate general partner. In addition, in January 1997, the Partnership entered into another promissory note with the corporate general partner for a loan in the amount of $81,000 in connection with the operations of the Partnership. The note is uncollateralized, non-interest bearing and due on demand. As of February 28, 1997, the Partnership had repaid the loan in full to the corporate general partner.

         The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership, in which event such contributions will be returned to the General Partners from distributions of net sales proceeds at the same time that their initial capital contributions of $1,000 are returned. During the year ended December 31, 1994, the corporate General Partner contributed $120,000 in connection with the operations of the Partnership. No such contributions were made during the years ended December 31, 1996 and 1995.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1996, the Partnership had $159,379 invested in such short-term investments as compared to $271,575 at December 31, 1995. The funds remaining at December 31, 1996, will be used for the payment of distributions and other liabilities.

         During 1996, 1995 and 1994, affiliates of the General Partners incurred on behalf of the Partnership $40,510, $50,300 and $60,965, respectively, for certain operating expenses. As of December 31, 1996 and 1995, the Partnership owed $28,262 and $8,389, respectively, to affiliates for such amounts and accounting and administrative services. In addition, as of December 31, 1996, the Partnership had incurred a total of $66,750 in real estate disposition fees due to affiliates as a result of services rendered in connection with the sale of two Properties. The payment of such fees is deferred until the Limited Partners have received the sum of their cumulative 10% Preferred Return and their adjusted capital contributions.

         Amounts payable to other parties, including distributions payable, decreased to $318,877 at December 31, 1996, from $329,589 at December 31, 1995. Liabilities at December 31, 1996, to the extent they exceed cash and cash equivalents at December 31, 1996, will be paid from future cash from operations, or, in the event the General Partners elect to make additional contributions or loans to the Partnership, from future General Partner contributions or loans.

         Based primarily on current and anticipated future cash from operations and, for the year ended December 31, 1994, proceeds received from the sale of the Property in Fairfield, California, and to a lesser extent additional capital contributions and loans received from the General Partners, the Partnership declared distributions to Limited Partners of $1,264,884, $1,264,883 and $2,279,123 for the years ended December 31, 1996, 1995 and 1994, respectively. This represents distributions of $42.16 per Unit for each of the years ended December 31, 1996 and 1995, and $75.97 per Unit for the year ended December 31, 1994. The distribution for the year ended December 31, 1994, included $861,500 as a result of the distribution of net sales proceeds from the sale of the Property in Fairfield, California. This amount was treated as a return of capital for purposes of calculating the Limited Partners' 10% Preferred Return. As a result of this return of capital, the amount of the Limited Partners' Invested capital contributions (which generally is the Limited Partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. No amounts distributed to the Limited Partners for the years ended December 31, 1996, 1995 and 1994, except for $861,500 as described above, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         The General Partners believe that the Properties are adequately covered by insurance. In addition, the General Partners have obtained contingent liability and property coverage for the Partnership. This insurance is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

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

RESULTS OF OPERATIONS

         During the year ended December 31, 1994, the Partnership owned and leased 16 wholly owned Properties (including one Property in Fairfield, California, which was sold in October 1994) and during the years ended December 31, 1995 and 1996, the Partnership owned and leased 15 wholly owned Properties. In addition, during the years ended December 31, 1996, 1995 and 1994, the Partnership was a co-venturer in three separate joint ventures that each owned and leased one Property. As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 18 Properties which are, in general, subject to long-term, triple net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $16,000 to $117,000. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, certain leases provide for increases in the annual base rent during the lease terms. For further description of the Partnership's leases and Properties, see
Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership earned $1,115,530, $1,129,406 and $1,180,678, respectively, in base rental income from the Partnership's wholly owned Properties described above.

The decrease in rental income during 1996, as compared to 1995, was partially attributable to the fact that the Partnership only received approximately $5,700 during 1996, as compared to $71,700 during 1995, from the former tenant of three Properties. The rental payments from this former tenant represented the difference between (i) the original leases entered into between the Partnership and the former tenant and (ii) the current leases on the Properties between the Partnership and the new tenants (two of which were re-leased to the corporate franchisor). Effective February 1, 1996, the Partnership ceased receiving any additional rental amounts from this former tenant; therefore, rental income during 1996 decreased, and in future years will decrease, accordingly.

         In addition, rental income decreased approximately $7,000 during 1996, as compared to 1995, due to the fact that during 1996, the Partnership wrote-off as uncollectible approximately $7,000 of rental income relating to the Property in Oklahoma City, Oklahoma. In addition, effective January 1, 1997, the Partnership entered into a lease amendment with the tenant of this Property to provide for lower base rental income and a change in the percentage rent calculation. The Partnership does not anticipate that these reduced rents will have a material adverse effect on operating results.

         The decrease in rental income during 1996, as compared to 1995, was partially offset by the fact that during 1996, the Partnership recognized as income approximately $62,000 under the promissory note with the tenant of the Property in Mesquite, Texas, for which the Partnership had previously established an allowance for doubtful accounts, as discussed above in "Liquidity and Capital Resources".

         Rental income decreased in 1995, as compared to 1994, as a result of the sale of the Property in Fairfield, California, in October 1994.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $56,409, $35,176 and $45,216, respectively, in contingent rental income. The increase in contingent rental income during 1996, as compared to 1995, is primarily due to the fact that during 1996, the Partnership recognized approximately $27,800 in contingent rental income under the promissory note with the tenant of the Property in Mesquite, Texas, for which the Partnership had previously established an allowance for doubtful accounts, as discussed above in "Liquidity and Capital Resources". The decrease in contingent rental income during 1995, as compared to 1994, is primarily attributable to the sale of the Property in Fairfield, California, in October 1994.

         During the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $101,293, $13,011 and $20,817, respectively, in interest and other income. The increase in interest and other income during 1996, as compared to 1995, is primarily attributable to the fact that during 1996, the Partnership recognized approximately $73,200 in interest and other income under the promissory note with the tenant of the Property in Mesquite, Texas, for which the Partnership had previously established an allowance for doubtful accounts, as discussed above in "Liquidity and Capital Resources."

         In addition, during the years ended December 31, 1996, 1995 and 1994, the Partnership earned $116,076, $112,974 and $112,160, respectively, attributable to net income earned by the three joint ventures in which the Partnership is a co-venturer.

         During the year ended December 31, 1996, three of the Partnership's lessees, Golden Corral Corporation, Wendy's International, Inc. and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from three Properties owned by joint ventures). As of December 31, 1996, Golden Corral Corporation was the lessee under leases relating to five restaurants, Wendy's International, Inc. was the lessee under leases relating to three restaurants and Restaurant Management Services, Inc. was the lessee under leases relating to two restaurants. It is anticipated that these three lessees each will continue to contribute ten percent or more of the Partnership's total rental income during 1997 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Wendy's Old Fashioned Hamburger Restaurants ("Wendy's") and Popeye's Famous Fried Chicken ("Popeye's"), each accounted for more than ten percent of the Partnership's total rental income in 1996 (including the Partnership's share of the rental income from three Properties owned by joint ventures). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $325,199, $328,465 and $332,679 for the years ended December 31, 1996, 1995 and 1994, respectively. The decrease in operating expenses during 1996, as compared to 1995, is primarily attributable to a decrease in real estate tax expense due to the fact that during 1995, the Partnership accrued real estate taxes relating to the Property in Mesquite, Texas, due to financial difficulties that the tenant was experiencing. Due to the fact that the tenant paid the 1995 real estate taxes during 1996, the Partnership reversed approximately $9,200 of amounts previously accrued by the Partnership and recorded these amounts as other income during 1996. The decrease in operating expenses during 1995, as compared to 1994, is primarily attributable to a decrease in depreciation and amortization expense as a result of the sale of the Property in Fairfield, California, in October 1994.

         The decrease in operating expenses during 1996 and 1995, as compared to the previous year, was partially offset by an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership, as discussed above in "Liquidity and Capital Resources."

         As a result of the sale of the portion of land related to the Property in Mesquite, Texas, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $19,000 for financial reporting purposes for the year ended December 31, 1996. In addition, as a result of the sale of the Property in Fairfield, California, the Partnership recognized a gain of $182,384 for the year ended December 31, 1994. No Properties were sold during the year ended December 31, 1995.

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

         The Partnership's leases as of December 31, 1996, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                                    CONTENTS








                                                                          Page

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.






Orlando, Florida
January 24, 1997

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                December 31,
                  ASSETS                                      1996                   1995
                  ------                                   ----------             -------
Land and buildings on operating leases,
  less accumulated depreciation                            $8,091,154             $8,298,860
Investment in and due from joint
  ventures                                                    990,307              1,007,527
Cash and cash equivalents                                     159,379                271,575
Receivables, less allowance for
  doubtful accounts $1,413 and
  of $122,136                                                 180,248                 29,143
Prepaid expenses                                                4,465                  3,815
Lease costs, less accumulated
  amortization of $19,375 and
  $16,875                                                      30,625                 33,125
Accrued rental income                                          23,599                 24,833
                                                           ----------             ----------

                                                           $9,479,777             $9,668,878
                                                           ==========             ==========


    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                           $    2,131             $    2,988
Accrued and escrowed real estate taxes
  payable                                                         525                 10,380
Distributions payable                                         316,221                316,221
Due to related parties                                         95,012                 75,139
Rents paid in advance and deposits                             20,711                 37,198
                                                           ----------             ----------
    Total liabilities                                         434,600                441,926

Partners' capital                                           9,045,177              9,226,952
                                                           ----------             ----------

                                                           $9,479,777             $9,668,878
                                                           ==========             ==========




                 See accompanying notes to financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                              Year Ended December 31,
                                  1996                 1995                 1994
                               ----------           ----------           ----------
Revenues:
  Rental income from
    operating leases           $1,115,530           $1,129,406           $1,180,678
  Contingent rental income         56,409               35,176               45,216
  Interest and other income       101,293               13,011               20,817
                               ----------           ----------           ----------
                                1,273,232            1,177,593            1,246,711
                               ----------           ----------           ----------

Expenses:
  General operating and
    administrative                 92,462               84,700               66,383
  Professional services            13,262               14,465               20,157
  Bad debt expense                     -                    -                 5,146
  Real estate taxes                 4,009               13,746               14,224
  State and other taxes             5,260                5,357                4,342
  Depreciation and
    amortization                  210,206              210,197              222,427
                               ----------           ----------           ----------
                                  325,199              328,465              332,679
                               ----------           ----------           ----------

Income Before Equity in
  Earnings of Joint Ventures
  and Gain on Sale of Land
  and Buildings                   948,033              849,128              914,032

Equity in Earnings of Joint
  Ventures                        116,076              112,974              112,160

Gain on Sale of Land and
  Buildings                        19,000                   -               182,384
                               ----------           ----------           ----------

Net Income                     $1,083,109           $  962,102           $1,208,576
                               ==========           ==========           ==========

Allocation of Net Income:
  General partners             $   10,641           $    9,621           $   11,333
  Limited partners              1,072,468              952,481            1,197,243
                               ----------           ----------           ----------

                               $1,083,109           $  962,102           $1,208,576
                               ==========           ==========           ==========

Net Income Per Limited
  Partner Unit                 $    35.75           $    31.75           $    39.91
                               ==========           ==========           ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                30,000               30,000               30,000
                               ==========           ==========           ==========


                See accompanying notes to financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1996, 1995 and 1994

                                General Partners                            Limited Partners
                              --------------------     ----------------------------------------------------------
                                          Accumu-                                       Accumu-
                               Contri-     lated         Contri-          Distri-        lated        Syndication
                               butions    Earnings       butions          butions       Earnings         Costs           Total
                              --------    --------     -----------     ------------    -----------    -----------     --------
Balance, December 31, 1993    $ 73,400    $ 85,187     $14,176,025     $(10,746,572)   $ 8,555,380    $(1,663,140)    $10,480,280

  Contributions from general
    partner                    120,000          -               -                -              -              -          120,000
  Distributions to limited
    partners ($75.97 per
    limited partner unit)           -           -         (861,500)      (1,417,623)            -              -       (2,279,123)
  Net income                        -       11,333              -                -       1,197,243             -        1,208,576
                              --------    --------     -----------     ------------    -----------    -----------     -----------

Balance, December 31, 1994     193,400      96,520      13,314,525      (12,164,195)     9,752,623     (1,663,140)      9,529,733

  Distributions to limited
    partners ($42.16 per
    limited partner unit)           -           -               -        (1,264,883)            -              -       (1,264,883)
  Net income                        -        9,621              -                -         952,481             -          962,102
                              --------    --------     -----------     ------------    -----------    -----------     -----------

Balance, December 31, 1995     193,400     106,141      13,314,525      (13,429,078)    10,705,104     (1,663,140)      9,226,952

  Distributions to limited
    partners ($42.16 per
    limited partner unit)           -           -               -        (1,264,884)            -              -       (1,264,884)
  Net income                        -       10,641              -                -       1,072,468             -        1,083,109
                              --------    --------     -----------     ------------    -----------    -----------     -----------

Balance, December 31, 1996    $193,400    $116,782     $13,314,525     $(14,693,962)   $11,777,572    $(1,663,140)    $ 9,045,177
                              ========    ========     ===========     ============    ===========    ===========     ===========









                See accompanying notes to financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                       Year Ended December 31,
                                           1996                  1995                 1994
                                        -----------          -----------          -----------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows from Operating
      Activities:
        Cash received from tenants      $ 1,096,290          $ 1,152,159          $ 1,266,032
        Distributions from joint
          ventures                          133,296              129,006              130,755
        Cash paid for expenses             (106,546)            (110,488)            (130,697)
        Interest received                     9,648               11,837               13,111
                                        -----------          -----------          -----------
            Net cash provided by
              operating activities        1,132,688            1,182,514            1,279,201
                                         ----------          -----------          -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and buildings                      20,000                   -             1,018,490
                                        -----------          -----------          -----------
            Net cash provided by
              investing activities           20,000                   -             1,018,490
                                        -----------          -----------          -----------

    Cash Flows from Financing
      Activities:
        Proceeds from loan from
          corporate general partner          83,100                   -                    -
        Repayment of loan from
          corporate general partner         (83,100)                  -                    -
        Contributions from general
          partner                                -                    -               120,000
        Distributions to limited
          partners                       (1,264,884)          (2,164,568)          (1,417,623)
                                        -----------          -----------          -----------
            Net cash used in
              financing activities       (1,264,884)          (2,164,568)          (1,297,623)
                                        -----------          -----------          -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                     (112,196)            (982,054)           1,000,068

Cash and Cash Equivalents at
  Beginning of Year                         271,575            1,253,629              253,561
                                        -----------          -----------          -----------

Cash and Cash Equivalents at
  End of Year                           $   159,379          $   271,575          $ 1,253,629
                                        ===========          ===========          ===========





                See accompanying notes to financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                      Year Ended December 31,
                                        1996                  1995                 1994
                                     -----------          -----------          -----------
Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:
    Net income                       $ 1,083,109          $   962,102          $ 1,208,576
                                     -----------          -----------          -----------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                     207,706              207,697              218,827
        Amortization                       2,500                2,500                3,600
        Equity in earnings of
          joint ventures, net of
          distributions                   17,220               16,032               18,595
        Gain on sale of land and
          buildings                      (19,000)                  -              (182,384)
        Decrease (increase) in
          receivables                   (151,105)             (16,414)              32,052
        Increase in prepaid
          expenses                          (650)              (1,252)              (2,563)
        Decrease (increase) in
          accrued rental income            1,234               (2,081)              (1,863)
        Increase (decrease) in
          accounts payable and
          accrued expenses               (11,712)                 458              (21,294)
        Increase in due to related
          parties                         19,873                8,389                   -
        Increase (decrease) in
          rents paid in advance
          and deposits                   (16,487)               5,083                5,655
                                     -----------          -----------          -----------
            Total adjustments             49,579              220,412               70,625
                                     -----------          -----------          -----------

Net Cash Provided by Operating
  Activities                         $ 1,132,688          $ 1,182,514          $ 1,279,201
                                     ===========          ===========          ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at December 31          $   316,221          $   316,221          $ 1,215,906
                                     ===========          ===========          ===========



                 See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies:

         Organization and Nature of Business - CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains.

         The general partners of the Partnership are CNL Realty Corpor- ation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to- day operations of the Partnership.

         Real Estate and Lease Accounting - The Partner-ship records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using the operating method. Under the operating method, land and building leases are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

         Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation plus any accrued rental income, will be removed from the accounts and gains or losses from sales will be reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

         the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value.

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

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


1.       Significant Accounting Policies - Continued:

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

         New Accounting Standard - Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.       Leases:

         The Partnership leases its land and buildings primarily to operators of national and regional fast-food restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." The leases have been classified as operating leases. Substantially all leases are for 15 to 20 years and provide for minimum and contingent rentals. In addition, the tenant

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994

2.       Leases - Continued:

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

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:


                                                     1996                 1995
                                                 -----------          --------
                  Land                           $ 3,973,607          $ 3,973,607
                  Buildings                        6,226,321            6,226,321
                                                 -----------          -----------
                                                  10,199,928           10,199,928
                  Less accumulated
                    depreciation                  (2,108,774)          (1,901,068)
                                                 -----------          -----------

                                                 $ 8,091,154          $ 8,298,860
                                                 ===========          ===========

         During 1994, the Partnership sold its property in Fairfield, California, for a total of $1,018,490, excluding a deferred, real estate disposition fee payable to an affiliate of the general partners of $31,500, resulting in a gain of $182,384 for financial reporting purposes.

         In addition, in June 1996, the Partnership sold a small, undeveloped portion of the land relating to its property in Mesquite, Texas. In connection therewith, the Partnership received net sales proceeds, and recognized a gain for financial reporting purposes, of $19,000.

         Certain leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1995 and 1994, the Partnership recognized $2,081 and $1,863, respectively, of such income. For the year ended December 31, 1996, rental payments received exceeded the rental income recognized on a straight-line basis by $1,234.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994

3.       Land and Buildings on Operating Leases - Continued:

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1996:


                  1997                           $  935,480
                  1998                              938,709
                  1999                              913,400
                  2000                              913,053
                  2001                              889,177
                  Thereafter                      3,758,766
                                                  ----------

                                                  $8,348,585
                                                  ==========

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Investment in and Due from Joint Ventures:

         The Partnership has a 50 percent interest in the profits and losses of Orange Avenue Joint Venture, Seventh Avenue Joint Venture and Sand Lake Road Joint Venture. These joint ventures each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                  1996                 1995
                                                ----------           ----------

                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation                $1,750,065           $1,794,290
                  Cash                              11,934                3,372
                  Receivables                       18,456               27,682
                  Prepaid expenses                      -                   119
                  Accrued rental income             16,620               14,102
                  Liabilities                       30,232               38,281
                  Partners' capital              1,766,843            1,801,284
                  Revenues                         277,652              272,155
                  Net income                       232,152              225,948

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


4.       Investment in and Due from Joint Ventures:

         The Partnership recognized income totalling $116,076, $112,974 and $112,160 for the years ended December 31, 1996, 1995 and 1994, respectively, from these joint ventures.

         The investment in and due from joint ventures includes $27,682 at December 31, 1996 and 1995, which is due from Seventh Avenue Joint Venture as a result of an underpayment of distributions to the Partnership.

5.       Receivables:

         In March 1996, the Partnership accepted a promissory note from the tenant of the property in Mesquite, Texas, in the amount of $156,308, for past due rental and other amounts, and real estate taxes previously paid by the Partnership on behalf of the tenant. Payments were due in 60 monthly installments of $3,492, including interest at a rate of 11 percent per annum, and collections commenced on June 1, 1996. Receivables at December 31, 1996, included $150,787 of such amounts, including accrued interest of $5,657 and late fees of $1,222. As of January 24, 1997, the Partnership had collected the full amount of the promissory note. (see Note 10).

6.       Allocations and Distributions:

         Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

         Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their cumulative 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


6.       Allocations and Distributions - Continued:

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

         During the years ended December 31, 1996, 1995 and 1994, the Partnership declared distributions to the limited partners of $1,264,884, $1,264,883 and $2,279,123, respectively. Distributions for the year ended December 31, 1994, included $861,500 as a result of the distribution of net sales proceeds from the sale of the property in Fairfield, California, which were treated as a return of capital for purposes of calculating the limited partners' cumulative 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' adjusted capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' adjusted capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. No distributions have been made to the general partners to date.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


7.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                            1996              1995             1994
                                         ----------        ----------       -------
             Net income for
             financial reporting
             purposes                    $1,083,109        $  962,102       $1,208,576

                  Depreciation for tax
                    reporting purposes
                    in excess of
                    depreciation for
                    financial reporting
                    purposes               (108,995)         (109,002)        (109,002)

                  Gain on sale of land
                    and buildings for
                    financial reporting
                    purposes in excess
                    of gain for tax
                    reporting purposes           -                 -            (5,160)

                  Equity in earnings of
                   joint ventures for
                    financial reporting
                    purposes in excess of
                    equity in earnings of
                    joint ventures for
                    tax reporting purposes  (17,987)          (14,739)         (11,057)


                  Allowance for            (120,724)           22,392           99,273
                  Doubtful accounts

                  Accrued rental income       1,234            (2,081)          (1,863)

                  Rents paid in advance     (16,487)            5,083           (6,711)
                                         ----------        ----------       ----------

                  Net income for federal
                    income tax purposes  $  820,150        $  863,755       $1,174,056
                                         ==========        ==========       ==========

                                       25

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


8.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1996, 1995 and 1994, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

         During the years ended December 31, 1996, 1995 and 1994, certain Affiliates acted as manager of the Partnership's properties pursuant to a property management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates an annual, noncumulative, subordinated property management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures or competitive fees for comparable services. In addition, these fees will be incurred and will be payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are non-cumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1996, 1995 and 1994.

         Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


8.       Related Party Transactions - Continued:

         distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. For the year ended December 31, 1994, the Partnership incurred $31,500 in deferred, subordinated real estate disposition fees as a result of the Partnership's sale of its property in Fairfield, California. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 1996 and 1995.

         During the years ended December 31, 1996, 1995 and 1994, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $67,685, $58,543 and $43,992 for the years ended December 31, 1996, 1995 and 1994, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                        1996             1995
                                                       _____            _____

                  Due to Affiliates:
                    Deferred, subordinated real
                      estate disposition fee            $66,750         $66,750
                    Expenditures incurred on
                      behalf of the Partnership           9,527           3,106
                    Accounting and administrative
                      services                           18,735           5,283
                                                        -------         -------
                                                        $95,012         $75,139
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

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


9.       Concentration of Credit Risk:

         The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures), for at least one of the years ended December 31:

                                            1996              1995             1994
                                          --------          --------         ------
                  Golden Corral
                    Corporation           $452,653          $452,653         $452,653
                  Wendy's Inter-
                    national, Inc.         212,322           206,805          205,185
                  Restaurant Manage-
                    ment Services,
                    Inc.                   129,633           124,315          124,315

         In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures), for at least one of the years ended December 31:

                                              1996              1995             1994
                                            --------          --------         ------

                  Wendy's Old
                    Fashioned
                    Hamburger
                    Restaurants             $507,642          $582,315         $646,507
                  Golden Corral
                    Family Steakhouse
                    Restaurants              452,653           452,653          452,653
                  Popeye's Famous
                    Fried Chicken            129,633           124,315          124,315


         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1996, 1995 and 1994


10.      Subsequent Event:

         In January 1997, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $81,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         JAMES M. SENEFF, JR., age 50, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         ROBERT A. BOURNE, age 49, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, CNL Fund

Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and since February 1996, as Vice Chairman of the Board of Directors, Secretary and Treasurer of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

         CNL FUND ADVISORS, INC., provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL GROUP, INC., which is the parent company of CNL Investment Company and CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and seven corporations organized as strategic business units. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         JOHN T. WALKER, age 38, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         LYNN E. ROSE, age 48, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary of CNL Realty Advisors, Inc. since its inception in 1991 (excluding February 1996 to July 1996), Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a certified public accountant in 1979.

         JEANNE A. WALL, age 38, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         STEVEN D. SHACKELFORD, age 33, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. Mr. Shackelford joined CNL Group, Inc. in September 1996. He also currently serves as the Chief Financial Officer of CNL American Properties Fund, Inc. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University and is a certified public accountant.

ITEM 11.  EXECUTIVE COMPENSATION

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of February 28, 1997, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of February 28, 1997, the beneficial ownership interests of the General Partners in the Registrant.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1996, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                          Amount Incurred
      Type of Compensation          Method of              For the Year
          and Recipient            Computation         Ended December 31, 1996
      --------------------        -------------        -----------------------
          Reimbursement to       Operating expenses      Operating expenses
          affiliates for         are reimbursed at       incurred     on
          operating expenses     the lower of cost       behalf of the
                                 or 90 percent of        Partnership:
                                 the prevailing          $40,510
                                 rate at which
                                 comparable              Accounting and
                                 services could          administrative
                                 have been obtained      services: $67,685
                                 in the same
                                 geographic area.
                                 If the General
                                 Partners or their
                                 affiliates loan
                                 funds to the
                                 Partnership, the
                                 General Partners
                                 or their
                                 affiliates will be
                                 reimbursed for the
                                 interest and fees
                                 charged to them by
                                 unaffiliated
                                 lenders for such
                                 loans.  Affiliates
                                 of the General
                                 Partners from time
                                 to time incur
                                 certain operating
                                 expenses on behalf
                                 of the Partnership
                                 for which the
                                 Partnership
                                 reimburses the
                                 affiliates without
                                 interest.

          Annual,                One-half of one            $ - 0 -
          subordinated           percent per year
          property               of Partnership
          management fee to      assets under
          affiliates             management (valued
                                 at cost),
                                 subordinated to
                                 certain minimum
                                 returns to the
                                 Limited Partners.
                                 The property
                                 management fee
                                 will not exceed
                                 the lesser of one
                                 percent of gross
                                 operating revenues
                                 or competitive
                                 fees for
                                 comparable
                                 services.  Due to
                                 the fact that
                                 these fees are
                                 non-cumulative, if
                                 the Limited
                                 Partners do not
                                 receive their 10%
                                 Preferred Return
                                 in any particular
                                 year, no property
                                 management fees
                                 will be due or
                                 payable for such
                                 year.


                                                          Amount Incurred
      Type of Compensation          Method of              For the Year
          and Recipient            Computation         Ended December 31, 1996
      --------------------       ---------------       -----------------------
          Deferred,              A deferred,                $ - 0 -
          subordinated real      subordinated real
          estate disposition     estate disposition
          fee payable to         fee, payable upon
          affiliates             sale of one or
                                 more Properties,
                                 in an amount equal
                                 to the lesser of
                                 (i) one-half of a
                                 competitive real
                                 estate commission,
                                 or (ii) three
                                 percent of the
                                 sales price of
                                 such Property or
                                 Properties.
                                 Payment of such
                                 fee shall be made
                                 only if affiliates
                                 of the General
                                 Partners provide a
                                 substantial amount
                                 of services in
                                 connection with
                                 the sale of a
                                 Property or
                                 Properties and
                                 shall be
                                 subordinated to
                                 certain minimum
                                 returns to the
                                 Limited Partners.
                                 However, if the
                                 net sales proceeds
                                 are reinvested in
                                 a replacement
                                 property, no such
                                 real estate
                                 disposition fee
                                 will be incurred
                                 until such
                                 replacement
                                 property is sold
                                 and the net sales
                                 proceeds are
                                 distributed.

          General Partners'      A deferred,                $ - 0 -
          deferred, sub-         subordinated share
          ordinated share of     equal to one
          Partnership net        percent of
          cash flow              Partnership
                                 distributions of
                                 net cash flow,
                                 subordinated to
                                 certain minimum
                                 returns to the
                                 Limited Partners.

          General Partners'      A deferred,                $ - 0 -
          deferred, sub-         subordinated share
          ordinated share of     equal to five
          Partnership net        percent of
          sales proceeds         Partnership
          from a sale or         distributions of
          sales                  such net sales
                                 proceeds,
                                 subordinated to
                                 certain minimum
                                 returns to the
                                 Limited Partners.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1996 and 1995

                  Statements of Income for the years ended December 31, 1996, 1995 and 1994

                  Statements of Partners' Capital for the years ended December 31, 1996, 1995 and 1994

                  Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994

                  Schedule III - Real Estate and Accumulated Depreciation at
                                 December 31, 1996

                  Notes to Schedule III - Real Estate and Accumulated
                                          Depreciation at December 31, 1996

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

         10.2 Assignment of Property Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

         10.3 Assignment of Property Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as
                  Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on March 29, 1996, and incorporated herein by reference.)

         27       Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1996 through December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1997.

                                        CNL INCOME FUND, LTD.

                                        By:      CNL REALTY CORPORATION
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 ______________________________
                                                 ROBERT A. BOURNE, President


                                        By:      ROBERT A. BOURNE
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 ______________________________
                                                 ROBERT A. BOURNE


                                        By:      JAMES M. SENEFF, JR.
                                                 General Partner

                                                 /s/ James M. Seneff, Jr.
                                                 ______________________________
                                                JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                     Title                  Date
           ---------                     -----                  ----

     /s/ Robert A. Bourne         President, Treasurer     March 25, 1997
     ------------------------     and Director
         Robert A. Bourne         (Principal Financial
                                  and Accounting
                                  Officer)

     /s/ James M. Seneff, Jr.     Chief Executive          March 25, 1997
     ------------------------     Officer and Director
         James M. Seneff, Jr.     (Principal Executive
                                  Officer)

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1996, 1995 and 1994


                                                      Additions                          Deductions
                                        -------------------------------------  -------------------------------------
                                                                                                  Collected
                                                                                                  or Deter-
                            Balance at        Charged to       Charged to          Deemed          mined to       Balance
                             Beginning         Costs and         Other            Uncollec-        be Col-        at End
Year     Description          of Year          Expenses         Accounts            tible         lectible        of Year
----     -----------        ----------        ----------       ----------        ----------       ---------      --------

1994     Allowance for
           doubtful
           accounts (a)     $    471           $ 4,260          $95,484(b)        $   471(c)      $    -         $ 99,744
                            ========           =======          =======           =======         =======        ========


1995     Allowance for
           doubtful
           accounts (a)     $ 99,744           $    -           $22,392(b)       $    -           $    -         $122,136
                            ========           =======          =======          =======          =======        ========


1996     Allowance for
           doubtful
           accounts (a)     $122,136           $    -           $ 1,413(b)        $32,166(c)      $89,970        $  1,413
                            ========           =======          =======           =======         =======        ========


         (a)  Deducted from receivables on the balance sheet.

         (b)  Reduction of rental and other income.

         (c)  Amounts written off as uncollectible.

                            CNL INCOME FUND, LTD.
                          ( A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996

                                                                                      Costs Capitalized
                                                            Initial Cost                 Subsequent
                                                           To Partnership              To Acquisition
                                                    --------------------------      ---------------------
                                                                   Buildings
                                   Encum-                             and           Improve-     Carrying
                                   brances           Land          Improvements       ments        Costs
                                   ------        -----------       ------------     --------     --------
Properties the Partnership has
  Invested in:

    Golden Corral Family
      Steakhouse Restaurants:
        Virginia Beach, Virginia       -         $  340,125       $  580,432        $     -      $     -
        Kent Island, Maryland          -            140,703          637,826              -            -
        Salisbury, Maryland            -            263,217          532,213              -            -
        Jasper, Alabama (d)            -            220,665          473,818              -            -
        Eunice, Louisiana              -            186,009          477,947              -            -

    Pizza Hut Restaurant:
      Bowie, Texas                     -             26,958          106,042          13,622           -

    Popeyes Famous Fried
      Chicken Restaurants:
        Kissimmee, Florida             -            239,934          266,628              -            -
        Merritt Island, Florida        -            248,564          303,406              -            -

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Mesa, Arizona                  -            440,339          328,579              -            -
        Oklahoma City, Oklahoma        -            278,878          393,423          20,000           -
        Stockbridge, Georgia           -            282,482          363,008              -            -
        Mesquite, Texas                -            443,956          456,983              -            -
        Casa Grande, Arizona           -            305,869          391,563           7,255           -
        Payson, Arizona                -            391,076          427,218              -            -

    Other:
      Angleton, Texas                  -            162,107          447,511           1,572           -
                                                   ----------       ----------        --------     -------

                                                  3,970,882       $6,186,597        $ 42,449     $     -
                                                  ==========       ==========        ========     =======





                                                                                                                          Life
                                             Gross Amount at Which Carried                                              on Which
                                                 at Close of Period (c)                                               Depreciation
                                        ----------------------------------------                                       in Latest
                                                   Buildings                                     Date                    Income
                                                      and                      Accumulated     of Con-     Date       Statement is
                                         Land     Improvements       Total     Depreciation  struction   Acquired       Computed
                                        -------   ------------       -----     ------------  ----------- ---------    -------------
Properties the Partnership has
  Invested in:

    Golden Corral Family
      Steakhouse Restaurants:
        Virginia Beach, Virginia      $  340,125   $  580,432    $   920,557   $  198,314      1986        10/86           (b)
        Kent Island, Maryland            140,703      637,826        778,529      214,380      1986        12/86           (b)
        Salisbury, Maryland              263,217      532,213        795,430      180,361      1986        12/86           (b)
        Jasper, Alabama (d)              220,665      473,818        694,483      159,256      1986        12/86           (b)
        Eunice, Louisiana                186,009      477,947        663,956      159,316      1987        01/87           (b)

    Pizza Hut Restaurant:
      Bowie, Texas                        29,683      116,939        146,622       35,226      1976        12/87           (b)

    Popeyes Famous Fried
      Chicken Restaurants:
        Kissimmee, Florida               239,934      266,628        506,562       89,617      1981        12/86           (b)
        Merritt Island, Florida          248,564      303,406        551,970      101,978      1983        12/86           (b)

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Mesa, Arizona                    440,339      328,579        768,918      114,090      1986        08/86           (b)
        Oklahoma City, Oklahoma          278,878      413,423        692,301      140,598      1986        08/86           (b)
        Stockbridge, Georgia             282,482      363,008        645,490      126,044      1986        08/86           (b)
        Mesquite, Texas                  443,956      456,983        900,939      157,405      1986        09/86           (b)
        Casa Grande, Arizona             305,869      398,818        704,687      133,785      1986        12/86           (b)
        Payson, Arizona                  391,076      427,218        818,294      143,593      1986        12/86           (b)

    Other:
      Angleton, Texas                    162,107      449,083        611,190      154,811      1986        09/86           (b)
                                      ----------   ----------    -----------   ----------

                                      $3,973,607   $6,226,321    $10,199,928   $2,108,774
                                      ==========   ==========    ===========   ==========

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1996

                                                                                     Costs Capitalized
                                                          Initial Cost                   Subsequent
                                                         To Partnership                To Acquisition
                                                   ---------------------------     ----------------------
                                                                  Buildings
                                      Encum-                         and           Improve-     Carrying
                                     brances       Land          Improvements       ments        Costs
                                     -------    ----------       -------------    ---------     ---------
Properties of Joint Ventures
 in Which the Partnership
 has a 50% Interest:

    Burger King Restaurant:
      Orlando, Florida                    -     $  291,159       $  695,033        $     -      $     -

    Pizza Hut Restaurant:
      Orlando, Florida                    -        206,575          234,064              -            -

    Wendy's Old Fashioned
      Hamburger Restaurant:
        Miami, Florida                    -        392,407          397,633              -            -
                                                ----------       ----------        --------     -------

                                                $  890,141       $1,326,730        $     -      $     -
                                                ==========       ==========        ========     =======

















                                                                                                                     Life
                                           Gross Amount at Which Carried                                            on Which
                                              at Close of Period (c)                                              Depreciation
                                ----------------------------------------                                           in Latest
                                               Buildings                                    Date                     Income
                                                  and                      Accumulated     of Con-      Date      Statement is
                                   Land       Improvements      Total      Depreciation   struction   Acquired      Computed
                                ----------    ------------   -----------   ------------   ---------   --------    ------------
Properties of Joint Ventures
 in Which the Partnership
 has a 50% Interest:

    Burger King Restaurant:
      Orlando, Florida          $  291,159    $  695,033     $   986,192    $  239,539      1986       11/86          (b)

    Pizza Hut Restaurant:
      Orlando, Florida             206,575       234,064         440,639        82,573      1986       06/86          (b)

    Wendy's Old Fashioned
      Hamburger Restaurant:
        Miami, Florida             392,407       397,633         790,040       144,694      1987       06/86          (b)
                                ----------    ----------     -----------    ----------

                                $  890,141    $1,326,730     $ 2,216,871    $  466,806
                                ==========    ==========     ===========    ==========

                                                                  F-3

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996



(a) Transactions in real estate and accumulated depreciation during 1996, 1995 and 1994, are summarized as follows:

                                                                                 Accumulated
                                                                 Cost            Depreciation
                                                            ------------         ------------
                    Properties the Partnership
                      has Invested in:

                        Balance, December 31, 1993           $11,111,618          $ 1,581,628
                        Dispositions                            (911,690)            (107,084)
                        Depreciation expense                          -               218,827
                                                             -----------          -----------

                        Balance, December 31, 1994           $10,199,928          $ 1,693,371
                        Depreciation expense                          -               207,697
                                                             -----------          -----------

                        Balance, December 31, 1995            10,199,928            1,901,068
                        Depreciation expense                          -               207,706
                                                             -----------          -----------

                        Balance, December 31, 1996           $10,199,928          $ 2,108,774
                                                             ===========          ===========

                    Properties of Joint Ventures
                     in Which the Partnership has a
                     50% Interest:

                        Balance, December 31, 1993           $ 2,216,871          $   334,133
                        Depreciation expense                          -                44,224
                                                             -----------          -----------

                        Balance, December 31, 1994             2,216,871              378,357
                        Depreciation expense                          -                44,224
                                                             -----------          -----------

                        Balance, December 31, 1995             2,216,871              422,581
                        Depreciation expense                          -                44,225
                                                             -----------          -----------

                        Balance, December 31, 1996           $ 2,216,871          $   466,806
                                                             ===========          ===========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1996, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $10,197,888 and $2,216,871, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

         10.2         Assignment of Property Management Agreement from CNL
                      Investment Company to CNL Income Fund Advisors, Inc.
                      (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

         10.3         Assignment of Property Management Agreement from CNL Income
                      Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit
                      10.3 to Form 10-K filed with the Securities and Exchange Commission on March 29, 1996, and incorporated herein by reference.)

         27           Financial Data Schedule (Filed herewith.)