Form 10-Q
period 1997-03-31
CNL INCOME FUND LTD
filed 1997-05-12
CIK 788338

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 1997
                               ----------------------------------

                                      OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                            Commission file number
                                    0-15666
                            ----------------------


                             CNL Income Fund, Ltd.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Florida                            59-2666264
-----------------------------      ------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                              32801
-----------------------------      -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                     (407) 422-1574
                                   -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------







                                   CONTENTS
                                   --------




Part I
                                                                       Page
                                                                       ----

  Item 1.  Financial Statements:

             Condensed Balance Sheets                                  1

             Condensed Statements of Income                            2

             Condensed Statements of Partners' Capital                 3

             Condensed Statements of Cash Flows                        4

             Notes to Condensed Financial Statements                   5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                     6-8


Part II

  Other Information                                                    9









                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                   March 31,     December 31,
              ASSETS                                 1997            1996
                                                  ----------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,160,700
  and $2,108,774                                  $8,039,228     $8,091,154
Investment in and due from joint
  ventures                                           983,794        990,307
Cash and cash equivalents                            297,419        159,379
Receivables, less allowance for
  doubtful accounts of $1,850 and
  $1,413                                               8,937        180,248
Prepaid expenses                                       2,697          4,465
Lease costs, less accumulated
  amortization of $20,000 and
  $19,375                                             30,000         30,625
Accrued rental income                                 24,600         23,599
                                                  ----------     ----------

                                                  $9,386,675     $9,479,777
                                                  ==========     ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                  $    2,993     $    2,131
Accrued and escrowed real estate
  taxes payable                                        2,888            525
Distributions payable                                316,221        316,221
Due to related parties                                83,808         95,012
Rents paid in advance and deposits                    42,285         20,711
                                                  ----------     ----------
    Total liabilities                                448,195        434,600

Partners' capital                                  8,938,480      9,045,177
                                                  ----------     ----------

                                                  $9,386,675     $9,479,777
                                                  ==========     ==========


           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended
                                                              March 31,
                                                          1997         1996
                                                        --------     --------

Revenues:
  Rental income from operating leases                   $259,805     $274,126
  Interest and other income                                5,050        2,797
                                                        --------     --------
                                                         264,855      276,923
                                                        --------     --------

Expenses:
  General operating and administrative                    21,215       26,554
  Professional services                                    3,353        4,760
  Real estate taxes                                        1,102        1,132
  State and other taxes                                    3,424        5,148
  Depreciation and amortization                           52,551       52,551
                                                        --------     --------
                                                          81,645       90,145
                                                        --------     --------

Income Before Equity in
  Earnings of Joint Ventures                             183,210      186,778

Equity in Earnings of Joint Ventures                      26,314       26,909
                                                        --------     --------

Net Income                                              $209,524     $213,687
                                                        ========     ========

Allocation of Net Income:
  General partners                                      $  2,095     $  2,137
  Limited partners                                       207,429      211,550
                                                        --------     --------

                                                        $209,524     $213,687
                                                        ========     ========

Net Income Per Limited Partner Unit                     $   6.91     $   7.05
                                                        ========     ========

Weighted Average Number of Limited
  Partner Units Outstanding                               30,000       30,000
                                                        ========     ========


           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                               Quarter Ended      Year Ended
                                                 March 31,       December 31,
                                                   1997              1996
                                               -------------     ------------

General partners:
  Beginning balance                             $   310,182      $   299,541
  Net income                                          2,095           10,641
                                                -----------      -----------
                                                    312,277          310,182
                                                -----------      -----------


Limited partners:
  Beginning balance                               8,734,995        8,927,411
  Net income                                        207,429        1,072,468
  Distributions ($10.54
    and $42.16 per limited
    partner unit, respectively)                    (316,221)      (1,264,884)
                                                -----------      -----------
                                                  8,626,203        8,734,995
                                                -----------      -----------

Total partners' capital                         $ 8,938,480      $ 9,045,177
                                                ===========      ===========


           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                          Quarter Ended
                                                            March 31,
                                                        1997         1996
                                                     ---------     ---------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                     $ 454,261     $ 291,280
                                                     ---------     ---------

    Cash Flows from Financing Activities:
      Proceeds from loan from corporate
        general partner                                 81,000            -
      Repayment of loan from corporate
        general partner                                (81,000)           -
      Distributions to limited partners               (316,221)     (316,221)
                                                     ---------     ---------
          Net cash used in financing
            activities                                (316,221)     (316,221)
                                                     ---------     ---------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                          138,040       (24,941)

Cash and Cash Equivalents at Beginning
  of Quarter                                           159,379       271,575
                                                     ---------     ---------

Cash and Cash Equivalents at End of
  Quarter                                            $ 297,419     $ 246,634
                                                     =========     =========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of quarter                              $ 316,221     $ 316,221
                                                     =========     =========


           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    Quarters Ended March 31, 1997 and 1996


1.    Basis of Presentation:

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by
      generally accepted accounting principles.   The financial statements
      reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

      These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund, Ltd. (the "Partnership") for the year ended December 31, 1996.

      Certain items in the prior years' financial statements have been reclassified to conform to 1997 presentation. These reclassifications had no effect on partners' capital or net income.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1997, the Partnership owned 18 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

      The Partnership's primary source of capital for the quarters ended March 31, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $454,261 and $291,280 for the quarters ended March 31, 1997 and 1996, respectively. The increase in cash from operations for the quarter ended March 31, 1997, is primarily a result of changes in the Partnership's working capital.

      Other sources and uses of capital included the following during the quarters ended March 31, 1997 and 1996.

      In January 1997, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $81,000 in connection with the operations of the Partnership. The loan was uncollateralized, non-interest bearing and due on demand. As of March 31, 1997, the Partnership had repaid the loan in full to the corporate general partner.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1997, the Partnership had $297,419 invested in such short-term investments, as compared to $159,379 at December 31, 1996. The funds remaining at March 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership, including distributions payable, increased to $448,195 at March 31, 1997, from $434,600 at December 31, 1996. Liabilities at March 31, 1997, to the extent they exceed cash and cash equivalents at March 31, 1997, will be paid from future cash from operations and in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.


Liquidity and Capital Resources - Continued

      Based on current and anticipated future cash from operations, and to a lesser extent, the loan received from the corporate general partner described above, the Partnership declared distributions to limited partners of $316,221 for each of the quarters ended March 31, 1997 and 1996. This represents distributions of $10.54 per unit for each of the quarters ended March 31, 1997 and 1996. No distributions were made to the general partners for the quarters ended March 31, 1997 and 1996. No amounts distributed to the limited partners for the quarters ended March 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

      During the quarters ended March 31, 1997 and 1996, the Partnership owned and leased 15 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $259,805 and $268,164, respectively, in rental income from these Properties. The decrease in rental income during the quarter ended March 31, 1997, as compared to March 31, 1996, is partially attributable to the fact that the Partnership received approximately $51,300 during the quarter ended March 31, 1997, as compared to $57,000 during the quarter ended March 31, 1996, from the former tenant of three Properties. The rental payments from this former tenant represented the difference between (i) the original leases entered into between the Partnership and the former tenant and (ii) the current leases on the Properties between the Partnership and the new tenants (two of which were re-leased to the corporate franchisor). Effective February 1, 1996, the Partnership ceased receiving any additional rental amounts from this former tenant; therefore, rental income during 1997 and in future years will decrease accordingly.

      Rental income also decreased by approximately $2,200 during the quarter ended March 31, 1997, as a result of the fact that the lease relating to the Wendy's Property in Oklahoma City, Oklahoma, was amended, effective January 1, 1997, to provide for lower base rental income and a change in the percentage rent calculation.


Results of Operations - Continued

      In addition, for the quarters ended March 31, 1997 and 1996, the Partnership owned and leased three Properties indirectly through joint venture arrangements. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $26,314 and $26,909, respectively, attributable to net income earned by these joint ventures.

      Operating expenses, including depreciation and amortization expense, were $81,645 and $90,145 for the quarters ended March 31, 1997 and 1996, respectively. The decrease in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties and a decrease in professional services as a result of not incurring the cost of the 1996 appraisal updates obtained to prepare an annual statement of unit valuation to qualified plans in accordance with the Partnership's partnership agreement during the quarter ended March 31, 1997. Instead, these costs were incurred during the quarter ended December 31, 1996.


                          PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.

Item 2.     Changes in Securities.  Inapplicable.

Item 3.     Defaults upon Senior Securities.  Inapplicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

            Inapplicable.

Item 5.     Other Information.  Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 9th day of May, 1997.


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