Form 10-Q
period 1997-06-30
CNL INCOME FUND LTD
filed 1997-08-11
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended       June 30, 1997

                                     OR

( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to


                             Commission file number
                                     0-15666


                              CNL Income Fund, Ltd.
             (Exact name of registrant as specified in its charter)


           Florida                               59-2666264
    (State or other juris-                    (I.R.S. Employer
   diction of incorporation                  Identification No.)
      or organization)


 400 E. South Street, #500
      Orlando, Florida                             32801
   (Address of principal                         (Zip Code)
     executive offices)


Registrant's telephone number
   (including area code)                       (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     [X]      No

                                    CONTENTS




Part I                                                              Page
                                                                   ------

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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS



                                                      June 30,             December 31,
              ASSETS                                    1997                   1996
                                                     ----------            ------------
Land and buildings on operating
  leases, less accumulated
  depreciation of $2,212,626
  and $2,108,774                                     $7,987,302            $8,091,154
Investment in and due from joint
  ventures                                              978,746               990,307
Cash and cash equivalents                               267,575               159,379
Receivables, less allowance for
  doubtful accounts of $2,518 and
  $1,413                                                  3,665               180,248
Prepaid expenses                                          5,781                 4,465
Lease costs, less accumulated
  amortization of $20,625 and
  $19,375                                                29,375                30,625
Accrued rental income                                    25,502                23,599
                                                     ----------            ----------

                                                     $9,297,946            $9,479,777
                                                     ==========            ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                     $    1,618            $    2,131
Accrued and escrowed real estate
  taxes payable                                           4,936                   525
Distributions payable                                   316,221               316,221
Due to related parties                                  100,520                95,012
Rents paid in advance and deposits                       34,845                20,711
                                                     ----------            ----------
    Total liabilities                                   458,140               434,600

Commitment (Note 2)

Partners' capital                                     8,839,806             9,045,177
                                                     ----------            ----------

                                                     $9,297,946            $9,479,777
                                                     ==========            ==========


            See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                     Six Months Ended
                                                               June 30,                           June 30,
                                                      1997             1996              1997             1996
                                                    --------         --------          --------         --------
Revenues:
  Rental income from
    operating leases                                $267,223         $266,525          $527,028         $540,651
  Interest and other
    income                                             2,747           13,496             7,797           16,293
                                                    --------         --------          --------         --------
                                                     269,970          280,021           534,825          556,944
                                                    --------         --------          --------         --------

Expenses:
  General operating and
    administrative                                    23,141           23,220            44,356           49,774
  Professional services                                2,556            1,785             5,909            6,545
  Real estate taxes                                    1,102            1,133             2,204            2,265
  State and other taxes                                  114              112             3,538            5,260
  Depreciation and
    amortization                                      52,551           52,551           105,102          105,102
                                                    --------         --------          --------         --------
                                                      79,464           78,801           161,109          168,946
                                                    --------         --------          --------         --------

Income Before Equity in
  Earnings of Joint
  Ventures and Gain on
  Sale of Land                                       190,506          201,220           373,716          387,998

Equity in Earnings of
  Joint Ventures                                      27,041           27,994            53,355           54,903

Gain on Sale of Land                                     -             19,000               -             19,000
                                                    --------         --------          --------         --------

Net Income                                          $217,547         $248,214          $427,071         $461,901
                                                    ========         ========          ========         ========

Allocation of Net Income:
  General partners                                  $  2,176         $  2,292          $  4,271         $  4,429
  Limited partners                                   215,371          245,922           422,800          457,472
                                                    --------         --------          --------         --------

                                                    $217,547         $248,214          $427,071         $461,901
                                                    ========         ========          ========         ========

Net Income Per Limited
  Partner Unit                                      $   7.18         $   8.20          $  14.09         $  15.25
                                                    ========         ========          ========         ========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                   30,000           30,000            30,000           30,000
                                                    ========         ========          ========         ========




            See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Six Months Ended             Year Ended
                                                                            June 30,                December 31,
                                                                              1997                      1996
                                                                        ----------------            ------------
General partners:
  Beginning balance                                                      $   310,182                $   299,541
  Net income                                                                   4,271                     10,641
                                                                         -----------                -----------
                                                                             314,453                    310,182
                                                                         -----------                -----------


Limited partners:
  Beginning balance                                                        8,734,995                  8,927,411
  Net income                                                                 422,800                  1,072,468
  Distributions ($21.08
    and $42.16 per limited
    partner unit, respectively)                                             (632,442)                (1,264,884)
                                                                         -----------                -----------
                                                                           8,525,353                  8,734,995
                                                                         -----------                -----------

Total partners' capital                                                  $ 8,839,806                $ 9,045,177
                                                                         ===========                ===========

            See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                    1997                 1996
                                                                                 ---------             ---------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                                                 $ 740,638             $ 577,966
                                                                                 ---------             ---------

    Cash Flows from Investing Activities:
      Proceeds from sale of land                                                         -                20,000
                                                                                 ---------             ---------
          Net cash provided by investing
            activities                                                                   -                20,000
                                                                                 ---------             ---------

    Cash Flows from Financing Activities:
      Proceeds from loan from corporate
        general partner                                                             81,000                 8,100
      Repayment of loan from corporate
        general partner                                                            (81,000)               (8,100   )
      Distributions to limited partners                                           (632,442)             (632,442   )
                                                                                 ---------             ---------
          Net cash used in financing
            activities                                                            (632,442)             (632,442   )
                                                                                 ---------             ---------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                                                      108,196               (34,476   )

Cash and Cash Equivalents at Beginning
  of Period                                                                        159,379               271,575
                                                                                 ---------             ---------

Cash and Cash Equivalents at End of
  Period                                                                         $ 267,575             $ 237,099
                                                                                 =========             =========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of period                                                           $ 316,221             $ 316,221
                                                                                 =========             =========




            See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 Quarters and Six Months Ended June 30, 1997 and
                                      1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund, Ltd. (the "Partnership") for the year ended December 31, 1996.

2.       Commitment:

         In addition, in June 1997, the Partnership entered into a sales contract with an unrelated third party to sell the property in Casa Grande, Arizona. The general partners believe that the anticipated sales price exceeds the Partnership's cost attributable to the property. The sale of the property had not occurred as of July 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1997, the Partnership owned 18 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $740,638 and $577,966 for the six months ended June 30, 1997 and 1996, respectively. The increase in cash from operations for the six months ended June 30, 1997, is primarily a result of changes in the Partnership's working capital.

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

         Other sources and uses of capital included the following during the six months ended June 30, 1997.

         In January 1997, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $81,000 in connection with the operations of the Partnership. The loan was uncollateralized, non-interest bearing and due on demand. As of June 30, 1997, the Partnership had repaid the loan in full to the corporate general partner.

         In addition, in June 1997, the Partnership entered into a sales contract with an unrelated third party to sell the Property in Casa Grande, Arizona. The general partners believe that the anticipated sales price exceeds the Partnership's cost attributable to the Property. The sale of the Property had not occurred as of July 31, 1997.

Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1997, the Partnership had $267,575 invested in such short-term investments, as compared to $159,379 at December 31, 1996. The increase in cash and cash equivalents during the six months ended June 30, 1997 is primarily the result of the Partnership collecting the full amount of the promissory note from the tenant of the Property in Mesquite, Texas, as discussed above. The funds remaining at June 30, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership, including distributions payable, increased to $458,140 at June 30, 1997, from $434,600 at December 31, 1996, primarily as a result of an increase in rents paid in advance during the six months ended June 30, 1997. Liabilities at June 30, 1997, to the extent they exceed cash and cash equivalents at June 30, 1997, will be paid from future cash from operations and in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

         Based on current and anticipated future cash from operations, and to a lesser extent, the loan received from the corporate general partner described above, the Partnership declared distributions to limited partners of $632,442 for each of the six months ended June 30, 1997 and 1996 ($316,221 for each of the quarters ended June 30, 1997 and 1996). This represents distributions of $21.08 per unit for each of the six months ended June 30, 1997 and 1996 ($10.54 per unit for each of the quarters ended June 30, 1997 and 1996). No distributions were made to the general partners for the quarters and six months ended June 30, 1997 and 1996. No amounts distributed to the limited partners for the six months ended June 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1997 and 1996, the Partnership owned and leased 15 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $527,028 and $540,651, respectively, in rental income from these Properties, $267,223 and $266,525 of which was earned for the quarters ended June 30, 1997 and 1996, respectively. The decrease in rental income during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is partially attributable to a decrease of approximately $5,700 due to the fact that effective February 1, 1996, the Partnership ceased receiving additional rental amounts from the former tenant of three Properties. The rental payments from this former tenant represented the difference between (i) the original leases entered into between the Partnership and the former tenant and (ii) the current leases on the Properties between the Partnership and the new tenants (two of which were re-leased to the corporate franchisor). Rental income during 1997 and in future years will decrease accordingly.

         Rental income also decreased by approximately $4,200 during the six months ended June 30, 1997, as a result of the fact that the lease relating to the Wendy's Property in Oklahoma City, Oklahoma, was amended, effective January 1, 1997, to provide for lower base rental income and a change in the percentage rent calculation.

         In addition, for the six months ended June 30, 1997 and 1996, the Partnership owned and leased three Properties indirectly through joint venture arrangements. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $53,355 and $54,903, respectively, attributable to net income earned by these joint ventures, $27,041 and $27,994 of which was earned during the quarters ended June 30, 1997 and 1996, respectively.

         Operating expenses, including depreciation and amortization expense, were $161,109 and $168,946 for the six months ended June 30, 1997 and 1996, respectively, of which $79,464 and $78,801 were incurred for the quarters ended June 30, 1997 and 1996, respectively. The decrease in operating expenses during the six months ended June 30, 1997, as compared to the six months ended June 30, 1996, is primarily attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of August, 1997.


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