Form 10-Q
period 1997-09-30
CNL INCOME FUND LTD
filed 1997-10-31
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                                     CONTENTS




Part I                                                      Page

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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                        September 30,            December 31,
              ASSETS                         1997                    1996
                                        -------------            --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,120,790
  and $2,108,774                        $7,374,452               $8,091,154
Investment in and due from joint
  ventures                                 649,915                  990,307
Cash and cash equivalents                  692,093                  159,379
Restricted cash                            793,869                       -
Receivables, less allowance for
  doubtful accounts of $3,092 and
  $1,413                                     1,908                  180,248
Prepaid expenses                             5,650                    4,465
Lease costs, less accumulated
  amortization of $21,250 and
  $19,375                                   28,750                   30,625
Accrued rental income                       26,404                   23,599
                                        ----------               ----------

                                        $9,573,041               $9,479,777
                                        ==========               ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                        $      945               $    2,131
Accrued and escrowed real estate
  taxes payable                              6,983                      525
Distributions payable                      316,221                  316,221
Due to related parties                     105,944                   95,012
Rents paid in advance and deposits          28,441                   20,711
                                        ----------               ----------
    Total liabilities                      458,534                  434,600

Partners' capital                        9,114,507                9,045,177
                                        ----------               ----------

                                        $9,573,041               $9,479,777
                                        ==========               ==========













            See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                        Nine Months Ended
                                                            September 30,                          September 30,
                                                     1997            1996               1997                1996
                                                   --------        --------          ----------          -------
Revenues:
  Rental income from
    operating leases                               $253,305        $270,279          $  780,333          $  810,930
  Interest and other
    income                                            6,517           7,752              14,314              24,045
                                                   --------        --------          ----------          ----------
                                                    259,822         278,031             794,647             834,975
                                                   --------        --------          ----------          ----------

Expenses:
  General operating and
    administrative                                   19,477          21,933              63,833              71,707
  Professional services                               3,227           2,250               9,136               8,795
  Real estate taxes                                   1,101           1,133               3,305               3,398
  State and other taxes                                  -               -                3,538               5,260
  Depreciation and
    amortization                                     50,958          52,553             156,060             157,655
                                                   --------        --------          ----------          ----------
                                                     74,763          77,869             235,872             246,815
                                                   --------        --------          ----------          ----------

Income Before Equity in
  Earnings of Joint
  Ventures and Gain on
  Sale of Land and
  Building                                          185,059         200,162             558,775             588,160

Equity in Earnings of
  Joint Ventures                                    172,680          27,632             226,035              82,535

Gain on Sale of Land
  and Building                                      233,183              -              233,183              19,000
                                                   --------        --------          ----------          ----------

Net Income                                         $590,922        $227,794          $1,017,993          $  689,695
                                                   ========        ========          ==========          ==========

Allocation of Net Income:
  General partners                                 $  4,999        $  2,278          $    9,270          $    6,707
  Limited partners                                  585,923         225,516           1,008,723             682,988
                                                   --------        --------          ----------          ----------

                                                   $590,922        $227,794          $1,017,993          $  689,695
                                                   ========        ========          ==========          ==========

Net Income Per Limited
  Partner Unit                                     $  19.53        $   7.52          $    33.62          $    22.77
                                                   ========        ========          ==========          ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                  30,000          30,000              30,000              30,000
                                                   ========        ========          ==========          ==========



            See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                      Nine Months Ended             Year Ended
                                        September 30,              December 31,
                                             1997                      1996
                                      -----------------            -----------

General partners:
  Beginning balance                     $   310,182                $   299,541
  Net income                                  9,270                     10,641
                                        -----------                -----------
                                            319,452                    310,182
                                        -----------                -----------


Limited partners:
  Beginning balance                       8,734,995                  8,927,411
  Net income                              1,008,723                  1,072,468
  Distributions ($31.62
    and $42.16 per limited
    partner unit, respectively)            (948,663)                (1,264,884)
                                        -----------                -----------
                                          8,795,055                  8,734,995
                                        -----------                -----------

Total partners' capital                 $ 9,114,507                $ 9,045,177
                                        ===========                ===========



            See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                     Nine Months Ended
                                                        September 30,
                                                   1997               1996
                                                ----------         -------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                $1,009,004         $  877,751
                                                ----------         ----------

    Cash Flows from Investing Activities:
      Proceeds from sale of land and
        building                                   793,009             20,000
      Return of capital from joint
        venture                                    472,373                 -
      Increase in restricted cash                 (793,009)                -
                                                ----------          --------
          Net cash provided by investing
            activities                             472,373             20,000
                                                ----------          ---------

    Cash Flows from Financing Activities:
      Proceeds from loan from corporate
        general partner                             81,000             40,100
      Repayment of loan from corporate
        general partner                            (81,000)           (40,100)
      Distributions to limited partners           (948,663)          (948,663)
                                                ----------          ---------
          Net cash used in financing
            activities                            (948,663)          (948,663)
                                                ----------          ---------

Net Increase (Decrease) in Cash and Cash
  Equivalents                                      532,714            (50,912)

Cash and Cash Equivalents at Beginning
  of Period                                        159,379            271,575
                                                ----------          ---------

Cash and Cash Equivalents at End of
  Period                                        $  692,093          $ 220,663
                                                ==========          =========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of period                          $  316,221          $ 316,221
                                                ==========          =========








            See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Building on Operating Leases:

         In August 1997, the Partnership sold its property in Casa Grande, Arizona, to a third party for $840,000 and received net sales proceeds (net of $2,691 which represents prorated rent returned to the tenant) of $793,009, resulting in a gain of $233,183 for financial reporting purposes. This property was originally acquired by the Partnership in December 1986 and had a cost of approximately $667,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $128,400 in excess of its original purchase price.

3.       Investment in Joint Ventures:

         In August 1997, Seventh Avenue Joint Venture, in which the Partnership owns a 50 percent interest, sold its property to the tenant for $950,000, and received net sales proceeds (net of $2,678 which represents prorated rent returned to the tenant) of $944,747, resulting in a gain to the joint venture of approximately $295,100 for financial reporting purposes. The property was originally contributed to Seventh Avenue

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED Quarters and Nine Months Ended September 30, 1997 and 1996


3.       Investment in Joint Ventures - Continued:

         Joint Venture in June 1986 and had a total cost of approximately $770,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the property for approximately $177,400 in excess of its original purchase price. As of September 30, 1997, the Partnership and the other joint venture partner had each received approximately $472,400, representing a return of capital from the net sales proceeds received by the joint venture. As of September 30, 1997, the Partnership owned a 50 percent interest in the profits and losses of the joint venture.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                                 September 30,    December 31,
                                                     1997             1996

                  Land and buildings on
                    operating leases, less
                    accumulated depreciation     $1,081,492       $1,750,065
                  Cash                                4,791           11,934
                  Receivables                         5,382           18,456
                  Accrued rental income                  -            16,620
                  Liabilities                         5,606           30,232
                  Partners' capital               1,086,059        1,766,843
                  Revenues                          190,278          277,652
                  Gain on sale                      295,080               -
                  Net income                        452,069          232,152

         The Partnership recognized income totalling $226,035 and $82,535 for the nine months ended September 30, 1997 and 1996, respectively, from these joint ventures, $172,680 and $27,632 of which was recorded for the quarters ended September 30, 1997 and 1996, respectively.

4.       Restricted Cash:

         As of September 30, 1997, net sales proceeds of $793,009 from the sale of the property in Casa Grande, Arizona, plus accrued interest of $860, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property on behalf of the Partnership.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1997 and 1996


5.       Subsequent Event:

         In October 1997, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $52,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

         In October 1997, the Partnership reinvested approximately $667,000 of the net sales proceeds received from the sale in August 1997, of the property in Casa Grande, Arizona, and approximately $196,700 of the return of capital it received from the sale of the property held by Seventh Avenue Joint Venture in North Miami, Florida, in a Ground Round property located in Camp Hill, Pennsylvania.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1997, the Partnership owned 16 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,009,004 and $877,751 for the nine months ended September 30, 1997 and 1996, respectively. The increase in cash from operations for the nine months ended September 30, 1997, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

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

         Other sources and uses of capital included the following during the nine months ended September 30, 1997.

         In January 1997, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $81,000 in connection with the operations of the Partnership. The loan was uncollateralized, non-interest bearing and due on demand. As of September 30, 1997, the Partnership had repaid the loan in full to the corporate general partner. In addition, in October 1997, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $52,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

         In August 1997, the Partnership sold its Property in Casa Grande, Arizona, to a third party, for $840,000 and received net sales proceeds (net of $2,691 which represents prorated rent returned to the tenant) of $793,009, resulting in a gain of

$233,183 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1986 and had a cost of approximately $667,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $128,400 in excess of its original purchase price. As of September 30, 1997, the net sales proceeds of $793,009, plus accrued interest of $860, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional Property or use them for other Partnership purposes. In October 1997, the Partnership reinvested the majority of the net sales proceeds in a Ground Round Property in Camp Hill, Pennsylvania, as discussed below. The Partnership intends to use the remaining net sales proceeds for other Partnership purposes. The general partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Casa Grande, Arizona, and the reinvestment of the majority of the net sales proceeds in a Ground Round Property in Camp Hill, Pennsylvania will qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state (at a level reasonably assumed by the general partners) income taxes, if any, resulting from the sale.

         In addition, in August 1997, Seventh Avenue Joint Venture, in which the Partnership owns a 50 percent interest, sold its Property to the tenant for $950,000, and received net sales proceeds (net of $2,678 which represents prorated rent returned to the tenant) of $944,747, resulting in a gain to the joint venture of approximately $295,100 for financial reporting purposes. The Property was originally contributed to Seventh Avenue Joint Venture in June 1986 and had a total cost of approximately $770,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $176,900 in excess of its original purchase price. As of September 30, 1997, the Partnership and the other joint venture partner had each received approximately $472,400 representing a return of capital from the net sales proceeds received by the joint venture. In October 1997, the Partnership reinvested a portion of the return of capital in a Ground Round Property in Camp Hill, Pennsylvania, as discussed below. The Partnership anticipates that it will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale. The Partnership intends to reinvest the remaining net sales proceeds in a additional Property.

         In October 1997, the Partnership reinvested approximately $667,000 of the net sales proceeds received from the sale in August 1997, of the property in Casa Grande, Arizona, and approximately $196,700 of the return of capital it received from the sale of the property held by Seventh Avenue Joint Venture in North Miami, Florida, in a Ground Round property located in Camp Hill, Pennsylvania.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1997, the Partnership had $692,093 invested in such short-term investments, as compared to $159,379 at December 31, 1996. The increase in cash and cash equivalents during the nine months ended September 30, 1997 is primarily the result of the Partnership collecting the full amount of the promissory note from the tenant of the Property in Mesquite, Texas, and receipt by the Partnership of a return of capital from Seventh Avenue Joint Venture representing the net sales proceeds from the sale of the Property held by Seventh Avenue Joint Venture as discussed above. The funds remaining at September 30, 1997, will be used to reinvest in additional Properties, as discussed above, and to pay distributions and other liabilities.

         Total liabilities of the Partnership, including distributions payable, increased to $458,534 at September 30, 1997, from $434,600 at December 31, 1996, primarily as a result of an increase in rents paid in advance and an increase in amounts due to related parties during the nine months ended September 30, 1997. Liabilities at September 30, 1997, to the extent they exceed cash and cash equivalents at September 30, 1997, less amounts received as a return of capital to be reinvested in additional Properties, as described above, will be paid from future cash from operations, from the loan received from the corporate general partner in October 1997 described above, and in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

         Based on current and anticipated future cash from operations, and to a lesser extent, the loans received from the corporate general partner in January, July and October 1997, described above, the Partnership declared distributions to limited partners of $948,663 for each of the nine months ended September 30, 1997 and 1996 ($316,221 for each of the quarters ended September 30, 1997 and 1996). This represents distributions of $31.62 per unit for each of the nine months ended September 30, 1997 and 1996 ($10.54 per unit for each of the quarters ended September 30, 1997 and 1996). No distributions were made to the general partners for the quarters and nine months ended September 30, 1997 and 1996. No amounts distributed to the limited partners for the nine months ended September 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the nine months ended September 30, 1996, the Partnership owned and leased 15 wholly owned Properties and during the nine months ended September 30, 1997, the Partnership owned and leased 15 wholly owned Properties (including one Property in Casa Grande, Arizona, which was sold in August 1997) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $780,333 and $810,930, respectively, in rental income from these Properties, $253,305 and $270,279 of which was earned for the quarters ended September 30, 1997 and 1996, respectively. The decrease in rental income during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is partially attributable to a decrease of approximately $5,800 due to the fact that effective February 1, 1996, the Partnership ceased receiving additional rental amounts from the former tenant of three Properties. The rental payments from this former tenant represented the difference between (i) the original leases entered into between the Partnership and the former tenant and (ii) the current leases on the Properties between the Partnership and the new tenants (two of which were re-leased to the corporate franchisor). In August 1997, the Partnership sold one of the three Properties, a Property in Casa Grande, Arizona, and as a result of the sale, rental income decreased by approximately $8,900 and $9,500 during the quarter and nine months ended September 30, 1997, respectively, as compared to the quarter and nine months ended September 30, 1996. Rental income, relating to the two remaining Properties, will remain at reduced levels during 1997 and in future years.

         Rental income also decreased by approximately $2,400 and $6,600 during the quarter and nine months ended September 30, 1997, respectively, as a result of the fact that the lease relating to the Wendy's Property in Oklahoma City, Oklahoma, was amended, effective January 1, 1997, to provide for lower base rental income and a change in the percentage rent calculation.

         In addition, rental income decreased approximately $5,200 during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, as a result of the fact that the lease relating to the Wendy's Property in Payson, Arizona, was amended during the nine months ended September 30, 1996, to provide for a change in the percentage rent calculation.

         In addition, for the nine months ended September 30, 1996, the Partnership owned and leased three Properties indirectly through joint venture arrangements and for the nine months ended September 30, 1997, the Partnership owned and leased three Properties indirectly through joint venture arrangements (including one Property owned and leased by Seventh Avenue Joint Venture, which was sold in August 1997). In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $226,035 and $82,535, respectively, attributable to net income earned by these joint ventures, $172,680 and $27,632 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in net income earned by joint ventures is primarily attributable to the fact that in August 1997, Seventh Avenue Joint Venture, in which the Partnership owns a 50 percent interest, recognized a gain of approximately $295,100 for financial reporting purposes as a result of the sale of its Property in August 1997, as described above in "Liquidity and Capital Resources".

         Operating expenses, including depreciation and amortization expense, were $235,872 and $246,815 for the nine months ended September 30, 1997 and 1996, respectively, of which $74,763 and $77,869 were incurred for the quarters ended September 30, 1997 and 1996, respectively. The decrease in operating expenses during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is primarily attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 29th day of October, 1997.


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