Form 10-K405
period 1997-12-31
CNL INCOME FUND LTD
filed 1998-03-30
CIK 788338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                              400 East South Street
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the
"Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $13,284,970, and were used to acquire 20 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1996, the Partnership sold a small, undeveloped portion of land relating to its Property in Mesquite, Texas. This sale of land had no bearing on the operations of the Property or the restaurant business. During the year ended December 31, 1997, the Partnership sold its Property in Casa Grande, Arizona to a third party. In addition, during 1997, Seventh Avenue Joint Venture, in which the Partnership owns a 50 percent interest, sold its Property to the tenant and the Partnership received a return of capital from the net sales proceeds. The Partnership reinvested the majority of the net sales proceeds from the sale of the Property in Casa Grande, Arizona, and the return of capital received from Seventh Avenue Joint Venture in a Property in Camp Hill, Pennsylvania, and in a Property in Vancouver, Washington, as tenants-in-common , with affiliates of the General Partners. As a result of the above transactions, the Partnership currently owns 18 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.
Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial lease terms, ranging from five to 20 years (the average being 16 years), and expire between 1999 and 2017. Generally, the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $16,000 to $222,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term.

         Generally, the leases of the Properties provide for two or three five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Additionally, certain leases provide the lessees the option to purchase up to a 49 percent joint venture interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above multiplied by the percentage interest in the Property with respect to which the option is being exercised.

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

         In 1997, the Partnership reinvested the majority of the net sales proceeds from the sale of the Property in Casa Grande, Arizona, and the return of capital received from the sale of the Property owned and leased by Seventh Avenue Joint Venture, in a Property located in Camp Hill, Pennsylvania, and in a Property located in Vancouver, Washington, with affiliates of the General
Partners as tenants-in-common, as described below in "Joint Venture Arrangements." The lease terms for these Properties are substantially the same as the Partnership's other leases, as described above in the first three paragraphs of this section.

Major Tenants

         During 1997, three lessees of the Partnership, Golden Corral Corporation, Wendy's International, Inc. and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from two Properties owned by joint ventures and a Property owned with affiliates as tenants-in-common). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to five restaurants, Wendy's International, Inc. was the lessee under leases relating to one restaurant and Restaurant Management Services, Inc. was the lessee under leases relating to two restaurants. It is anticipated that Golden Corral Corporation and Restaurant Management Services, Inc. each will continue to contribute ten percent or more of the Partnership's total rental income in 1998 and subsequent years. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Wendy's Old Fashioned Hamburger Restaurants ("Wendy's") and Popeyes Famous Fried Chicken ("Popeyes"), each accounted for more than ten percent of the Partnership's total rental income in 1997 (including the Partnership's share of the rental income from three Properties owned by joint ventures and a Property owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

Joint Venture Arrangements

         The Partnership had entered into three separate joint venture arrangements, Sand Lake Road Joint Venture, Orange Avenue Joint Venture and Seventh Avenue Joint Venture, with various unaffiliated entities to purchase and hold three of the Properties through such joint ventures. During 1997, Seventh Avenue Joint Venture was liquidated upon the sale of the Property held by the joint venture and the distribution of the net sales proceeds to each joint venture partner in accordance with the terms of the joint venture agreement. The joint venture arrangements for Sand Lake Road Joint Venture and Orange Avenue Joint Venture provide for the Partnership and its joint venture partner to share equally in all costs and benefits associated with the joint venture. The Partnership and its joint venture partners are jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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

         In addition to the above joint venture agreements, in December 1997, the Partnership entered into an agreement to hold a Property in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-venturer's percentage interest. The Partnership owns a 12.17% interest in this Property.

Property Management

         CNL Income Fund Advisor, Inc., an affiliate of the General Partners, acted as manager of the Partnership's Properties pursuant to a property management agreement with the Partnership through September 30, 1995. Under this agreement, CNL Income Fund Advisors, Inc. was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Income Fund Advisors, Inc. also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Income Fund Advisors, Inc. an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services. Under the property management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners do not receive a 10% Preferred Return, no property management fee will be paid.

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


Item 2.  Properties

         As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 18 Properties, located in 11 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 16,000 to 95,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,900 to 7,400 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1997 (see Item 1. Business Major Tenants), are substantially the same as those described in Item 1.
Business - Leases.

         Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease is 14 years (expiring 2001) and the average minimum base annual rent is approximately $90,500 (ranging from approximately $77,600 to $109,300).

         Wendy's International, Inc. leases one Wendy's restaurant. The initial term of the lease is 17 years (expiring in 2006) and the minimum base annual rent is approximately $82,100.

         In addition, Restaurant Management Services, Inc. leases two Popeyes restaurants. The initial term of one lease is 15 years (expiring 2001) and the term of the other lease is 17 years (expiring 2003) and the average minimum base annual rent is approximately $62,100 (ranging from $59,400 to $64,900).

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 13, 1998, there were 1,070 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. As of January 1, 1995, due primarily to the Partnership's sale of its Property in Fairfield, California, the price paid for any Unit transferred pursuant to the Plan has been $422 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1997 and 1996 other than pursuant to the Plan, net of commissions.

                                                     1997 (1)                            1996 (1)
                                        -------------------------------          ---------------------
                                            High       Low      Average        High       Low      Average
         First Quarter                       (2)        (2)         (2)         $422      $422        $422
         Second Quarter                      $422      $380        $401          422       422         422
         Third Quarter                        422       422         422          500       500         500
         Fourth Quarter                       444       410         427          469       377         422

(1) A total of 449 and 255 Units were transferred other than pursuant to the Plan for the years ended December 31, 1997 and 1996, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 1997 and 1996, the Partnership declared cash distributions of $1,264,884 to the Limited Partners. Distributions of $316,221 were declared at the close of each of the Partnership's calendar quarters during 1997 and 1996 to the Limited Partners. As a result of returns of capital in prior years, the amount of the Limited Partners' adjusted capital contributions (which generally is the Limited Partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' adjusted capital contributions on which the 10% Preferred Return is calculated was lowered to $13,314,525 as of December 31, 1994. No amounts distributed to partners for the years ended December 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.


Item 6.  Selected Financial Data


                                                   1997         1996         1995         1994         1993
                                              -------------   ----------   ----------  -----------   ----------
Year ended December 31:
    Revenues (1)                                $ 1,333,000  $ 1,389,308  $ 1,290,567  $ 1,358,871  $ 1,412,327
    Net income (2)                                1,248,757    1,083,109      962,102    1,208,576    1,039,545
    Cash distributions
       declared (3)                               1,264,884    1,264,884    1,264,883    2,279,123    1,417,622
    Net income per Unit (2)                           41.24        35.75        31.75        39.91        34.31
    Cash distributions declared
       per Unit (3)                                   42.16        42.16        42.16        75.97        47.25

At December 31:
    Total assets                                $ 9,500,078  $ 9,479,777  $ 9,668,878  $10,857,414  $10,930,600
    Partners' capital                             9,029,050    9,045,177    9,226,952    9,529,733   10,480,280

    (1) Revenues include equity in earnings of joint ventures. Equity in earnings includes $295,080 from gain on sale of land and building by Seventh Avenue Joint Venture.

    (2) Net income for the years ended December 31, 1997, 1996 and 1994, includes $233,183, $19,000 and $182,384, respectively, from gains on sale of land and buildings.

    (3) Distributions for the year ended December 31, 1994, include $861,500 as a result of the distribution of a portion of the net sales proceeds from the sale of a Property.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
                                 of Operations

         The Partnership was organized on November 26, 1985, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 18 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1997, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $1,316,816, $1,132,688 and $1,182,514 for the years ended December 31, 1997, 1996 and 1995, respectively. The increase in cash from operations during 1997, as compared to 1996, and the decrease during 1996, as compared to 1995, is primarily a result of changes in the Partnership's working capital during each of the respective years. Cash from operations during the years ended December 31, 1997, 1996 and 1995, was also affected by the following.

         In August 1996, the Partnership entered into a lease amendment with the tenant of the Property in Mesquite, Texas, to provide for lower initial base rent with scheduled rent increases retroactively effective March 1996. In anticipation of entering into this lease amendment, the Partnership accepted a promissory note in March 1996, in the amount of $156,308, for past due rental and other amounts, and real estate taxes previously paid by the Partnership on behalf of the tenant. Payments were due in 60 monthly installments of $3,492, including interest at a rate of 11 percent per annum, and collections commenced on June 1, 1996. Receivables at December 31, 1996, included $150,787 of such amounts, including accrued interest of $5,657 and late fees of $1,222. During 1997, the Partnership collected the full amount of the promissory note.

         Other sources and uses of capital included the following during the years ended December 31, 1997, 1996 and 1995.

         In June 1996, the Partnership sold a small, undeveloped portion of the land relating to its Property in Mesquite, Texas. In connection therewith, the Partnership received net sales proceeds of $20,000 and recognized a gain for financial reporting purposes of $19,000. Proceeds from the sale were used for operating activities of the Partnership.

         During 1996 and 1997, the Partnership entered into various promissory notes with the corporate General Partner for loans totalling $83,100 and $133,000, respectively, in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. As of December 31, 1997, the Partnership had repaid the loans in full to the corporate General Partner.

         In August 1997, the Partnership sold its Property in Casa Grande, Arizona, to a third party for $840,000 and received net sales proceeds (net of $2,691 which represents prorated rent returned to the tenant) of $793,009, resulting in a gain of $233,183 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1986 and had a cost of approximately $667,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $128,400 in excess of its original purchase price. In October 1997, the Partnership reinvested the majority of the net sales proceeds in a Property in Camp Hill, Pennsylvania, as described below. As of December 31, 1997, the remaining net sales proceeds of $126,009, plus accrued interest of $3,248, were being held in an interest-bearing escrow account. The Partnership intends to use the remaining net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners. The General Partners believe that the transaction, or a portion thereof, relating to the sale of the Property in Casa Grande, Arizona, and the reinvestment of the majority of the net sales proceeds in a Property in Camp Hill, Pennsylvania, will be structured to qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the General Partners) resulting from the sale.

         In addition, in August 1997, Seventh Avenue Joint Venture, in which the Partnership owned a 50 percent interest, sold its Property to its tenant for $950,000 and received net sales proceeds (net of $2,678 which represents prorated rent returned to the tenant) of $944,747, resulting in a gain to the joint venture of approximately $295,100 for financial reporting purposes. The Property was originally acquired by Seventh Avenue Joint Venture in June 1986 and had a total cost of approximately $770,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $177,400 in excess of its original purchase price. During 1997, as a result of the sale of the Property, the joint venture was dissolved in accordance with the joint venture agreement. As a result, the Partnership received approximately $472,400, representing its pro-rata share of the net sales proceeds received by the joint venture. In October 1997, the Partnership reinvested a portion of the return of capital in a Ground Round Property in Camp Hill, Pennsylvania, as described below. In December 1997, the Partnership reinvested the remaining return of capital in a Property located in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners. The Partnership anticipates that it will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1997, the Partnership had $184,130 invested in such short-term investments as compared to $159,379 at December 31, 1996. The funds remaining at December 31, 1997, will be used for the payment of distributions and other liabilities.

         During 1997, 1996 and 1995, affiliates of the General Partners incurred on behalf of the Partnership $33,962, $40,510 and $50,300, respectively, for certain operating expenses. As of December 31, 1997 and 1996, the Partnership owed $48,991 and $28,262, respectively, to affiliates for such amounts and accounting and administrative services. In addition, as of December 31, 1997 and 1996, the Partnership also owed affiliates $66,750 in real estate disposition fees due as a result of services rendered in connection with the sale of two Properties in previous years. The payment of such fees is deferred until the Limited Partners have received the sum of their cumulative 10% Preferred Return and their adjusted capital contributions.

         Amounts payable to other parties, including distributions payable, increased to $319,550 at December 31, 1997, from $318,877 at December 31, 1996. Liabilities at December 31, 1997, to the extent they exceed cash and cash equivalents at December 31, 1997, will be paid from future cash from operations, proceeds from the sale of Properties as described above, or, in the event the General Partners elect to make additional contributions or loans to the Partnership, from future General Partner contributions or loans.

         Based primarily on current and anticipated future cash from operations, proceeds from the sale of Properties as described above, and to a lesser extent additional loans received from the General Partners, the Partnership declared distributions to Limited Partners of $1,264,884 for each of the years ended December 31, 1997 and 1996, and $1,264,883 for the year ended December 31, 1995. This represents distributions of $42.16 per Unit for each of the years ended December 31, 1997, 1996, and 1995. No amounts distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Results of Operations

         During the years ended December 31, 1995 and 1996, the Partnership owned and leased 15 wholly owned Properties and during the year ended December 31, 1997, the Partnership owned and leased 16 wholly owned Properties (including one Property in Casa Grande, Arizona, which was sold in August 1997). During the years ended December 31, 1997, 1996 and 1995, the Partnership was also a co-venturer in three separate joint ventures that each owned and leased one Property (including one Property owned and leased by Seventh Avenue Joint
Venture, which was sold in August 1997). In addition, during 1997, the Partnership owned and leased one Property, with an affiliate of the General Partners, as tenants-in-common. As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 18 Properties which are, in general, subject to long-term, triple net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $16,000 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, certain leases provide for increases in the annual base rent during the lease terms. For further description of the Partnership's leases and Properties, see Item 1. Business -
 Leases and Item 2.  Properties, respectively.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership earned $1,038,443, $1,115,530 and $1,129,406, respectively, in base rental income from the Partnership's wholly owned Properties described above. The decrease in rental income during the years ended December 31, 1997 and 1996, each as compared to the previous year, is partially attributable to a decrease of approximately $5,800 and $66,000, respectively, due to the fact that effective February 1, 1996, the Partnership ceased receiving rental amounts from the former tenant of three Properties. The rental payments from this former tenant represented the difference between (i) the payments due under the original leases entered into between the Partnership and the former tenant and
(ii) the payments due under the current leases on the Properties between the Partnership and the new tenants (two of which were re-leased to the corporate franchisor). In August 1997, the Partnership sold one of the three Properties, a Property in Casa Grande, Arizona, and as a result of the sale, rental income decreased by approximately $27,700 during 1997. The decrease in rental income during 1997 was partially offset by an increase in rental income of approximately $17,700 resulting from the Partnership reinvesting the majority of these net sales proceeds in a Property in Camp Hill, Pennsylvania, in October 1997.

         In addition, the decrease in rental income during 1996, as compared to 1995, is partially attributable to a decrease of approximately $7,000 during 1996, due to the fact that during 1996, the Partnership wrote off as uncollectible rental income amounts relating to the Property in Oklahoma City, Oklahoma. Effective January 1, 1997, the Partnership entered into a lease amendment with the tenant of this Property to provide for lower base rental income. The Partnership does not anticipate that these reduced rents will have a material adverse effect on operating results.

         The decrease in rental income during 1997, as compared to 1996, is also partially attributable to, and the decrease during 1996, as compared to 1995, is partially offset by, the fact that during 1996, the Partnership recognized as income approximately $62,000 due under the promissory note with the tenant of the Property in Mesquite, Texas, for which the Partnership had previously established an allowance for doubtful accounts as the result of collection being doubtful, as described above in "Liquidity and Capital Resources."

         During  the  years  ended  December  31,  1997,   1996  and  1995,  the
Partnership also earned $22,205, $56,409 and $35,176, respectively, in contingent rental income. The decrease in contingent rental income during 1997, as compared to 1996, and the increase during 1996, as compared to 1995, is attributable to the fact that during 1996, the Partnership recognized approximately $27,800 in contingent rental income due under the promissory note with the tenant of the Property in Mesquite, Texas, for which the Partnership had previously established an allowance for doubtful accounts as the result of collection being doubtful, as described above in "Liquidity and Capital Resources."

         During the years ended December 31, 1997, 1996 and 1995, the Partnership also earned $22,210, $101,293 and $13,011, respectively, in interest and other income. The decrease in interest and other income during 1997, as compared to 1996, and the increase during 1996, as compared to 1995, is primarily attributable to the fact that during 1996, the Partnership recognized approximately $82,600 in interest and other income due under the promissory note with the tenant of the Property in Mesquite, Texas, for which the Partnership had previously established an allowance for doubtful accounts due to collection being doubtful, as described above in "Liquidity and Capital Resources."

         In addition, during the years ended December 31, 1997, 1996 and 1995, the Partnership earned $250,142, $116,076 and $112,974, respectively, attributable to net income earned by the three joint ventures in which the Partnership is a co-venturer (including one Property owned and leased by Seventh Avenue Joint Venture, which was sold in August 1997). The increase in net income earned by joint ventures is primarily attributable to the fact that in August 1997, Seventh Avenue Joint Venture, in which the Partnership owns a 50 percent interest, recognized a gain of approximately $295,100 for financial reporting purposes, as a result of the sale of its Property, as described above in "Liquidity and Capital Resources." The increase in net income earned by joint ventures during 1997, was partially offset by a decrease of $31,300 in base rental income earned by the joint venture due to the sale of the Property in August 1997.

         During at least one of the years ended December 31, 1997, 1996 and 1995, three of the Partnership's lessees, Golden Corral Corporation, Wendy's International, Inc. and Restaurant Management Services, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from three Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). As of December 31, 1997, Golden Corral Corporation was the lessee under leases relating to five restaurants, Wendy's International, Inc. was the lessee under leases relating to one restaurant and Restaurant Management Services, Inc. was the lessee under leases relating to two restaurants. It is anticipated that Golden Corral Corporation and Restaurant Management Services, Inc. each will continue to contribute ten percent or more of the Partnership's total rental income during 1998 and subsequent years. In addition, during at least one of the years ended December 31, 1997, 1996 or 1995, three Restaurant Chains, Golden Corral, Wendy's and Popeyes, each accounted for more than ten percent of the Partnership's total rental income in 1997 (including the Partnership's share of the rental income from three Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). In subsequent years, it is anticipated that these three Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         Operating expenses, including depreciation and amortization expense, were $317,426, $325,199 and $328,465 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in operating expenses during 1997, as compared to 1996, is primarily attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

         As a result of the sale of the Property in Casa Grande, Arizona, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $233,183 during 1997, for financial reporting purposes. In 1996, the Partnership sold a portion of land related to the Property in Mesquite, Texas, as described above in "Liquidity and Capital Resources," and recognized a gain of $19,000 for financial reporting purposes. No Properties were sold during the year ended December 31, 1995.

         The General Partners of the Partnership are in the process of assessing and addressing the impact of the year 2000 on their computer package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the General Partners do not expect this matter to materially impact how the Partnership conducts business nor their current or future results of operations or financial position.

         The Partnership's leases as of December 31, 1997, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income (for certain Properties) over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


Item 8.   Financial Statements and Supplementary Data

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                          Page

Report of Independent Accountants                          13

Financial Statements:

  Balance Sheets                                           14

  Statements of Income                                     15

  Statements of Partners' Capital                          16

  Statements of Cash Flows                                 17

  Notes to Financial Statements                            19

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand, L.L.P.
-----------------------------------



Orlando, Florida
February 1, 1998

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                        December 31,
                  ASSETS                          1997              1996
                  ------                       ----------        -------

Land and buildings on operating leases,
  less accumulated depreciation                $8,185,465        $8,091,154
Investment in and due from joint
  ventures                                        919,476           990,307
Cash and cash equivalents                         184,130           159,379
Restricted cash                                   129,257                -
Receivables, less allowance for
  doubtful accounts $3,092 and
  of $1,413                                        21,331           180,248
Prepaid expenses                                    4,989             4,465
Lease costs, less accumulated
  amortization of $21,875 and
  $19,375                                          28,125            30,625
Accrued rental income                              27,305            23,599
                                               ----------        ----------

                                               $9,500,078        $9,479,777
                                               ==========        ==========


    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $    2,595        $    2,131
Escrowed real estate taxes payable                    734               525
Distributions payable                             316,221           316,221
Due to related parties                            115,741            95,012
Rents paid in advance and deposits                 35,737            20,711
                                               ----------        ----------
    Total liabilities                             471,028           434,600

Partners' capital                               9,029,050         9,045,177
                                               ----------        ----------

                                               $9,500,078        $9,479,777
                                               ==========        ==========
















                 See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                           Year Ended December 31,
                                                                1997                 1996                 1995
                                                             ----------           ----------           -------
Revenues:
  Rental income from
    operating leases                                         $1,038,443           $1,115,530           $1,129,406
  Contingent rental income                                       22,205               56,409               35,176
  Interest and other income                                      22,210              101,293               13,011
                                                             ----------           ----------           ----------
                                                              1,082,858            1,273,232            1,177,593
                                                             ----------           ----------           ----------

Expenses:
  General operating and
    administrative                                               86,780               92,462               84,700
  Professional services                                          12,772               13,262               14,465
  Real estate taxes                                               3,929                4,009               13,746
  State and other taxes                                           5,138                5,260                5,357
  Depreciation and
    amortization                                                208,807              210,206              210,197
                                                             ----------           ----------           ----------
                                                                317,426              325,199              328,465
                                                             ----------           ----------           ----------

Income Before Equity in
  Earnings of Joint Ventures
  and Gain on Sale of Land
  and Building                                                  765,432              948,033              849,128

Equity in Earnings of Joint
  Ventures                                                      250,142              116,076              112,974

Gain on Sale of Land and
  Building                                                      233,183               19,000                   -
                                                             ----------           ----------           ---------

Net Income                                                   $1,248,757           $1,083,109           $  962,102
                                                             ==========           ==========           ==========

Allocation of Net Income:
  General partners                                           $   11,577           $   10,641           $    9,621
  Limited partners                                            1,237,180            1,072,468              952,481
                                                             ----------           ----------           ----------

                                                             $1,248,757           $1,083,109           $  962,102
                                                             ==========           ==========           ==========

Net Income Per Limited
  Partner Unit                                               $    41.24           $    35.75           $    31.75
                                                             ==========           ==========           ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                              30,000               30,000               30,000
                                                             ==========           ==========           ==========




                 See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1997, 1996 and 1995



                                         General Partners                       Limited Partners
                                                Accumu-                                    Accumu-
                                     Contri-    lated       Contri-         Distri-        lated        Syndication
                                     butions   Earnings     butions         butions       Earnings         Costs           Total
                                    --------   --------   -----------    ------------    -----------    -----------     --------
Balance, December 31, 1994          $193,400   $ 96,520   $13,314,525    $(12,164,195)   $ 9,752,623    $(1,663,140)    $ 9,529,733

  Distributions to limited
    partners ($42.16 per
    limited partner unit)                 -          -             -       (1,264,883)            -              -       (1,264,883)
  Net income                              -       9,621            -               -         952,481             -          962,102
                                    --------   --------   -----------    ------------    -----------    -----------     -----------

Balance, December 31, 1995           193,400    106,141    13,314,525     (13,429,078)    10,705,104     (1,663,140)      9,226,952

  Distributions to limited
    partners ($42.16 per
    limited partner unit)                 -          -             -       (1,264,884)            -              -       (1,264,884)
  Net income                              -      10,641            -               -       1,072,468             -        1,083,109
                                    --------   --------   -----------    ------------    -----------    -----------     -----------

Balance, December 31, 1996           193,400    116,782    13,314,525     (14,693,962)    11,777,572     (1,663,140)      9,045,177

  Distributions to limited
    partners ($42.16 per
    limited partner unit)                 -          -             -       (1,264,884)            -              -       (1,264,884)
  Net income                              -      11,577            -               -       1,237,180             -        1,248,757
                                    --------   --------   -----------    ------------    -----------    -----------     -----------

Balance, December 31, 1997          $193,400   $128,359   $13,314,525    $(15,958,846)   $13,014,752    $(1,663,140)    $ 9,029,050
                                    ========   ========   ===========    ============    ===========    ===========     ===========












                 See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                             Year Ended December 31,
                                                               1997                  1996                 1995
                                                            -----------          -----------          --------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows from Operating
      Activities:
        Cash received from tenants                          $ 1,227,883          $ 1,096,290          $ 1,152,159
        Distributions from joint
          ventures                                              152,019              133,296              129,006
        Cash paid for expenses                                  (84,642)            (106,546)            (110,488)
        Interest received                                        21,556                9,648               11,837
                                                            -----------          -----------          -----------
            Net cash provided by
              operating activities                            1,316,816            1,132,688            1,182,514
                                                            -----------          -----------          -----------

    Cash Flows from Investing
      Activities:
        Proceeds from sale of land
          and building                                          793,009               20,000                   -
        Additions to land and
          building                                             (863,135)                  -                    -
        Return of capital from
          joint venture                                         472,373                   -                    -
        Investment in joint
          venture                                              (303,419)                  -                    -
        Increase in restricted
          cash                                                 (126,009)                  -                    -
                                                            -----------          -----------          ----------
            Net cash provided by
              (used in) investing
              activities                                        (27,181)              20,000                   -
                                                            -----------          -----------          ----------

    Cash Flows from Financing
      Activities:
        Proceeds from loan from
          corporate general partner                             133,000               83,100                   -
        Repayment of loan from
          corporate general partner                            (133,000)             (83,100)                  -
        Contributions from general
          partner                                                    -                    -                    -
        Distributions to limited
          partners                                           (1,264,884)          (1,264,884)          (2,164,568)
                                                            -----------          -----------          -----------
            Net cash used in
              financing activities                           (1,264,884)          (1,264,884)          (2,164,568)
                                                            -----------          -----------          -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                           24,751             (112,196)            (982,054)

Cash and Cash Equivalents at
  Beginning of Year                                             159,379              271,575            1,253,629
                                                            -----------          -----------          -----------

Cash and Cash Equivalents at
  End of Year                                               $   184,130          $   159,379          $   271,575
                                                            ===========          ===========          ===========






                 See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                             Year Ended December 31,
                                                               1997                  1996                 1995
                                                            -----------          -----------          --------
Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                                              $ 1,248,757          $ 1,083,109          $   962,102
                                                            -----------          -----------          -----------
    Adjustments  to  reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                                            206,307              207,706              207,697
        Amortization                                              2,500                2,500                2,500
        Equity in earnings of
          joint ventures, net of
          distributions                                         (98,123)              17,220               16,032
        Gain on sale of land and
          building                                             (233,183)             (19,000)                  -
        Decrease (increase) in
          receivables                                           158,360             (151,105)             (16,414)
        Increase in prepaid
          expenses                                                 (524)                (650)              (1,252)
        Decrease (increase) in
          accrued rental income                                  (3,706)               1,234               (2,081)
        Increase (decrease) in
          accounts payable and
          accrued expenses                                          673              (11,712)                 458
        Increase in due to related
          parties                                                20,729               19,873                8,389
        Increase (decrease) in
          rents paid in advance
          and deposits                                           15,026              (16,487)               5,083
                                                            -----------          -----------          -----------
            Total adjustments                                    68,059               49,579              220,412
                                                            -----------          -----------          -----------

Net Cash Provided by Operating
  Activities                                                $ 1,316,816          $ 1,132,688          $ 1,182,514
                                                            ===========          ===========          ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and
      unpaid at December 31                                 $   316,221          $   316,221          $   316,221
                                                            ===========          ===========          ===========





                 See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1997, 1996 and 1995


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

         Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are generally leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using the operating method. Under the operating method, land and building leases are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

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

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

         the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value.

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

         Investment in Joint Ventures - The Partnership's investments in Sand Lake Road Joint Venture, Orange Avenue Joint Venture, Seventh Avenue Joint Venture, and a property in Vancouver, Washington, held as tenants-in-common with affiliates, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                  Years Ended December 31, 1997, 1996 and 1995


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

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                              1997                 1996
                                          -----------          -----------

                  Land                    $ 3,999,700          $ 3,973,607
                  Buildings                 6,358,678            6,226,321
                                          -----------          -----------
                                           10,358,378           10,199,928
                  Less accumulated
                    depreciation           (2,172,913)          (2,108,774)
                                          -----------          -----------

                                          $ 8,185,465          $ 8,091,154
                                          ===========          ===========

         In June 1996, the Partnership sold a small, undeveloped portion of the land relating to its property in Mesquite, Texas. In connection therewith, the Partnership received net sales proceeds of $20,000, and recognized a gain for financial reporting purposes, of $19,000.

         In August 1997, the Partnership sold its property in Casa Grande, Arizona, to a third party for $840,000 and received net sales proceeds (net of $2,691 which represents prorated rent returned to the tenant) of $793,009, resulting in a gain of $233,183 for financial reporting purposes. This property was originally acquired by the Partnership in December 1986 and had a cost of approximately $667,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $128,400 in excess of its original purchase price. In October 1997, the Partnership reinvested the majority of the net sales proceeds in a property located in Camp Hill, Pennsylvania.

         Certain leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1997 and 1995, the Partnership recognized $3,706 and $2,081, respectively, of such income. For the year ended December 31, 1996, rental payments received exceeded the rental income recognized on a straight-line basis by $1,234.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

3.       Land and Buildings on Operating Leases - Continued:

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1997:

                  1998                             $  936,961
                  1999                                911,652
                  2000                                911,305
                  2001                                887,428
                  2002                                481,464
                  Thereafter                        3,394,672
                                                   ----------

                                                   $7,523,482

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

4.       Investment in and Due from Joint Ventures:

         In August 1997, Seventh Avenue Joint Venture, in which the Partnership owned a 50 percent interest, sold its property to its tenant for $950,000, and received net sales proceeds (net of $2,678 which represents prorated rent returned to the tenant) of $944,747, resulting in a gain to the joint venture of approximately $295,100 for financial reporting purposes. The property was originally acquired by Seventh Avenue Joint Venture in June 1986 and had a total cost of approximately $770,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the property for approximately $177,400 in excess of its original purchase price. During 1997, as a result of the sale of the property, the joint venture was dissolved in accordance with the joint venture agreement. As a result, the Partnership received approximately $472,400, representing its pro-rata share of the net sales proceeds received by the joint venture.

         In December 1997, the Partnership acquired a property in Vancouver, Washington, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1997, the Partnership owned a 12.17% interest in this property.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


4.       Investment in and Due from Joint Ventures - Continued:

         As of December 31, 1997, the Partnership had a 50 percent interest in the profits and losses of Orange Avenue Joint Venture and Sand Lake
         Road Joint Venture, and owned a 12.17% interest in a property in Vancouver, Washington, as tenants-in-common. These joint ventures, and the Partnership and affiliates, as tenants-in-common, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the property held as tenants-in-common with affiliates at December 31:

                                                 1997            1996
                                              ----------      ----------

                  Land and buildings on
                    operating leases,
                    less accumulated
                    depreciation              $3,338,774      $1,750,065
                  Cash                             1,636          11,934
                  Receivables                         -           18,456
                  Accrued rental income               -           16,620
                  Liabilities                      1,677          30,232
                  Partners' capital            3,338,733       1,766,843
                  Revenues                       246,236         277,652
                  Gain on sale of land
                    and building                 295,080              -
                  Net income                     500,285         232,152

         The Partnership recognized income totalling $250,142, $116,076 and $112,974 for the years ended December 31, 1997, 1996 and 1995, respectively, from these joint ventures.

         The investment in and due from joint ventures included $27,682 at December 31, 1996, which was due from Seventh Avenue Joint Venture as a result of an underpayment of distributions to the Partnership.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


5.       Restricted Cash:

         As of December 31, 1997, the remaining net sales proceeds of $126,009 from the sale of the property in Casa Grande, Arizona, plus accrued interest of $3,248, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property.

6.       Receivables:

         In March 1996, the Partnership accepted a promissory note from the tenant of the property in Mesquite, Texas, in the amount of $156,308, for past due rental and other amounts, and real estate taxes previously paid by the Partnership on behalf of the tenant. Payments were due in 60 monthly installments of $3,492, including interest at a rate of 11 percent per annum, and collections commenced on June 1, 1996. Receivables at December 31, 1996, included $150,787 of such amounts, including accrued interest of $5,657 and late fees of $1,222. In January 1997, the Partnership collected the full amount of the promissory note.

7.       Allocations and Distributions:

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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


7.       Allocations and Distributions - Continued:

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

         During  each of the  years  ended  December  31,  1997  and  1996,  the
         Partnership declared distributions to the limited partners of $1,264,884, and during the year ended December 31, 1995, the Partnership declared distributions to the limited partners of $1,264,883. Distributions for the year ended December 31, 1994, included $861,500 as a result of the distribution of net sales proceeds from the sale of the property in Fairfield, California, which were treated as a return of capital for purposes of calculating the limited partners' cumulative 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' adjusted capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' adjusted capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. No distributions have been made to the general partners to date.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                              1997              1996             1995
                                                           ----------        ----------       -------
                  Net income for
             financial reporting
             purposes                                      $1,248,757        $1,083,109       $  962,102

                  Depreciation for tax
                    reporting purposes
                    in excess of
                    depreciation for
                    financial reporting
                    purposes                                 (104,279)         (108,995)        (109,002)

                  Gain on sale of land
                    and building for
                    financial reporting
                    purposes in excess
                    of gain for tax
                    reporting purposes                       (233,183)               -                -

                  Equity in earnings of
                    joint ventures for
                    financial reporting
                    purposes in excess of
                    equity in earnings of
                    joint ventures for
                    tax reporting purposes                    (18,410)          (17,987)         (14,739)

                  Accrued rental income                        (3,706)            1,234           (2,081)

                  Rents paid in advance                        15,026           (16,487)           5,083

                  Allowance for doubtful
                    accounts                                    1,679          (120,724)          22,392
                                                           ----------        ----------       ----------

                  Net income for federal
                    income tax purposes                    $  905,884        $  820,150       $  863,755
                                                           ==========        ==========       ==========

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the parent company of CNL Securities Corp. and CNL Fund Advisors, Inc. James M. Seneff, Jr. is director and chief executive officer of CNL Securities Corp. and is director, chairman of the board of directors and chief executive officer of CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is director and president of CNL Securities Corp., is director, vice chairman of the board of directors and treasurer of CNL Fund Advisors, Inc. and served as president of CNL Fund Advisors, Inc through October 1997.

         During the years ended December 31, 1997, 1996 and 1995, certain Affiliates acted as manager of the Partnership's properties pursuant to a property management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates an annual, noncumulative, subordinated property management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures or competitive fees for comparable services. In addition, these fees will be incurred and will be payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1997, 1996 and 1995.

         Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


9.       Related Party Transactions - Continued:

         distributed.  The  payment  of  the  real  estate  disposition  fee  is subordinated to receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 1997, 1996 and 1995.

         During the years ended December 31, 1997, 1996 and 1995, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $57,679, $67,685 and $58,543 for the years ended December 31, 1997, 1996 and 1995, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                         1997            1996
                                                       --------        --------

                  Due to Affiliates:
                    Deferred, subordinated real
                      estate disposition fee           $ 66,750        $ 66,750
                    Expenditures incurred on
                      behalf of the Partnership          17,902           9,527
                    Accounting and administrative
                      services                           31,089          18,735
                                                       --------        --------

                                                       $115,741        $ 95,012
                                                       ========        ========

         The deferred, subordinated real estate disposition fees are the result of the Partnership's sale of two properties in prior years. These fees will not be paid until after the limited partners have received their cumulative 10% Preferred Return, plus their adjusted capital contributions, as described above.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


10.      Concentration of Credit Risk:

         The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnership's total rental income (including the Partner-ship's share of rental income from joint ventures and the property held as tenants-in-common with an affiliate), for at least one of the years ended December 31:

                                             1997       1996      1995
                                           --------   --------  ------

                  Golden Corral
                    Corporation            $452,653   $452,653  $452,653
                  Wendy's Inter-
                    national, Inc.          164,857    212,322   206,805
                  Restaurant Manage-
                    ment Services,
                    Inc.                    128,737    129,633   124,315

         In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenant-in-common with an affiliate), for at least one of the years ended December 31:

                                             1997       1996       1995
                                           --------   --------   ------

                  Golden Corral
                    Family Steakhouse
                    Restaurants            $452,653   $452,653   $452,653
                  Wendy's Old
                    Fashioned
                    Hamburger
                    Restaurants             443,335    507,642    582,315
                  Popeyes Famous
                    Fried Chicken           128,737    129,633    124,315

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

         James M. Seneff, Jr., age 51, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., CNL Real Estate Advisors, Inc. and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 50, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and Chief Investment Officer, Vice Chairman of the Board of Directors, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisors, Inc. from the date of its inception through June 30, 1997 and served as President of CNL Fund Advisors, Inc. from the date of its inception through October 1997. Mr. Bourne currently serves as Vice Chairman of the Board of Directors and as Treasurer of CNL Fund Advisors, Inc. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, as Secretary and Treasurer from February 1996 through December 1997, and since February 1996, served as Vice Chairman of the Board of Directors of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, served as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., was organized in 1980 under the laws of the State of Florida. CNL Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         Curtis B. McWilliams, age 42, joined CNL Fund Advisors, Inc. in April 1997 and currently serves as President of CNL Fund Advisors, Inc. and as Executive Vice President of CNL American Properties Fund, Inc. In addition, Mr. McWilliams serves as Executive Vice President of CNL Group, Inc. and as President of CNL Financial Services, Inc. and certain other subsidiaries of CNL Group, Inc. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch. From January 1991 to August 1996, Mr. McWilliams was a managing director in the corporate banking group of Merrill Lynch's investment banking division. During this time, he was a senior relationship manager with Merrill Lynch and as such was responsible for a number of the firm's larger clients. From February 1990 to February 1993, he also served as co-head of one of the Industrial Banking Groups within Merrill Lynch's investment banking division and had administrative responsibility for a group of bankers and client relationships, including the firm's transportation group. From September 1996 to March 1997, Mr. McWilliams served as Chairman of Merrill Lynch's Private Advisory Services. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 39, is the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. Mr. Walker joined CNL Fund Advisors, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 49, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, served as a director and Secretary of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 300 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 39, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. In 1985, Ms. Wall became Vice President of CNL Securities Corp., in 1987, she became Senior Vice President and in July 1997, she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers, and corporate communications for CNL Group, Inc. and Affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 through 1997, as Vice President of Commercial Net Lease Realty, Inc. from 1992 through 1997, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 34, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 and as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997. Mr. Shackelford joined CNL Fund Advisors, Inc. in September 1996. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business
Administration   from  Florida  State  University  and  is  a  certified  public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 13, 1998, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 13, 1998, the beneficial ownership interests of the General Partners in the Registrant.

                  Title of Class                   Name of Partner                      Percent of Class
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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1997, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
       -------------------------                  ---------------------                   -----------------------
Reimbursement  to affiliates for         Operating expenses are reimbursed        Operating expenses incurred
operating expenses                       at the lower of cost or 90 percent       on behalf of the Partnership:
                                         of the prevailing rate at which          $33,962
                                         comparable services could have
                                         been obtained in the same                Accounting and administra-
                                         geographic area.  If the General         tive services:  $57,679
                                         Partners or their affiliates loan
                                         funds to the Partnership, the
                                         General Partners or their affiliates
                                         will be reimbursed for the interest
                                         and fees charged to them by
                                         unaffiliated lenders for such loans.
                                         Affiliates of the General Partners
                                         from time to time incur certain
                                         operating expenses on behalf of
                                         the Partnership for which the
                                         Partnership reimburses the
                                         affiliates without interest.

Annual, subordinated property            One-half of one percent per year            $ - 0 -
management fee to affiliates             of Partnership assets under
                                         management     (valued     at    cost),
                                         subordinated to certain minimum returns
                                         to the Limited  Partners.  The property
                                         management  fee  will  not  exceed  the
                                         lesser   of  one   percent   of   gross
                                         operating  revenues or competitive fees
                                         for  comparable  services.  Due  to the
                                         fact     that     these     fees    are
                                         non-cumulative, if the Limited Partners
                                         do  not  receive  their  10%  Preferred
                                         Return  in  any  particular   year,  no
                                         property management fees will be due or
                                         payable for such year.
==========================================================================================================================



==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
       -------------------------                  ---------------------                   -----------------------
Deferred, subordinated real estate       A deferred, subordinated real               $ - 0 -
disposition fee payable to               estate disposition fee, payable
affiliates                               upon sale of one or more
                                         Properties,  in an amount  equal to the
                                         lesser of (i) one-half of a competitive
                                         real estate  commission,  or (ii) three
                                         percent  of the  sales  price  of  such
                                         Property or Properties. Payment of such
                                         fee shall be made only if affiliates of
                                         the   General    Partners   provide   a
                                         substantial   amount  of   services  in
                                         connection  with the sale of a Property
                                         or Properties and shall be subordinated
                                         to  certain   minimum  returns  to  the
                                         Limited Partners.  However,  if the net
                                         sales  proceeds  are  reinvested  in  a
                                         replacement   Property,  no  such  real
                                         estate disposition fee will be incurred
                                         until such replacement Property is sold
                                         and  the   net   sales   proceeds   are
                                         distributed.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to one percent of
cash flow                                Partnership distributions of net
                                         cash flow, subordinated to certain
                                         minimum returns to the Limited
                                         Partners.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to five percent of
sales proceeds from a sale or            Partnership distributions of such
sales                                    net sales proceeds, subordinated to
                                         certain minimum returns to the
                                         Limited Partners.
==========================================================================================================================


                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1997 and 1996

                  Statements of Income for the years ended December 31, 1997, 1996 and 1995

                  Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1997

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

         3.2 Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund,
                  Ltd. (Filed herewith.)

         4.1 Certificate of Limited Partnership of CNL Income Fund, Ltd., as amended. (Included as Exhibit 4.1 to Amendment No. 1 to Registration Statement No. 33-2850 on Form S-11 and incorporated herein by reference.)

         4.2 Form of Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund, Ltd. (Filed herewith as Exhibit 3.2 and incorporated herein by reference.)

         10.1     Property Management Agreement.  (Filed herewith.)

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

         27       Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1997 through December 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1998.

                                CNL INCOME FUND, LTD.

                                By:      CNL REALTY CORPORATION
                                         General Partner

                                         /s/ Robert A. Bourne
                                         ----------------------------
                                         ROBERT A. BOURNE, President


                                By:      ROBERT A. BOURNE
                                         General Partner

                                         /s/ Robert A. Bourne
                                         ----------------------------
                                         ROBERT A. BOURNE


                                By:      JAMES M. SENEFF, JR.
                                         General Partner

                                         /s/ James M. Seneff, Jr.
                                         -----------------------------
                                         JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

==========================================================================================================================
               Signature                                  Title                                    Date
/s/ Robert A. Bourne                     President, Treasurer and Director                    March 27, 1998
-----------------------------------      (Principal Financial and
Robert A. Bourne                         Accounting Officer)


/s/ James M. Seneff, Jr.                 Chief Executive Officer and                          March 27, 1998
-----------------------------------      Director (Principal Executive
James M. Seneff, Jr.                     Officer)


==========================================================================================================================

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1997, 1996 and 1995



                                                                Additions                        Deductions
                                                                                                          Collected
                                                                                                          or Deter-
                                    Balance at        Charged to       Charged to          Deemed          mined to       Balance
                                     Beginning         Costs and         Other            Uncollec-        be Col-        at End
Year     Description                  of Year          Expenses         Accounts            tible         lectible        of Year
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
                                    ========           =======          =======           =======         =======        ========


1997  Allowance for
        doubtful
        accounts (a)                $  1,413           $   685          $ 1,582(b)        $   588(c)      $    -         $  3,092
                                    ========           =======          =======           =======         =======        ========


         (a)  Deducted from receivables on the balance sheet.

         (b) Reduction of rental and other income.

         (c) Amounts written off as uncollectible.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                               Costs Capitalized
                                                                Initial Cost                       Subsequent
                                                              To Partnership                    To Acquisition
                                                                             Buildings
                                             Encum-                             and           Improve-     Carrying
                                            brances           Land          Improvements       ments        Costs
Properties the Partnership has
  Invested in:

    Golden Corral Family
      Steakhouse Restaurants:
        Virginia Beach, Virginia                 -         $  340,125       $  580,432        $     -      $     -
        Kent Island, Maryland                    -            140,703          637,826              -            -
        Salisbury, Maryland                      -            263,217          532,213              -            -
        Jasper, Alabama (d)                      -            220,665          473,818              -            -
        Eunice, Louisiana                        -            186,009          477,947              -            -

    Ground Round Restaurant:
      Camp Hill, Pennsylvania                    -            331,962          531,174              -            -

    Pizza Hut Restaurant:
      Bowie, Texas                               -             29,683          106,042          10,897           -

    Popeyes Famous Fried
      Chicken Restaurants:
        Kissimmee, Florida                       -            239,934          266,628              -            -
        Merritt Island, Florida                  -            248,564          303,406              -            -

    Wendy's Old Fashioned
      Hamburger Restaurants:
        Mesa, Arizona                            -            440,339          328,579              -            -
        Oklahoma City, Oklahoma                  -            278,878          393,423          20,000           -
        Stockbridge, Georgia                     -            282,482          363,008              -            -
        Mesquite, Texas                          -            443,956          456,983              -            -
        Payson, Arizona                          -            391,076          427,218              -            -

    Other:
      Angleton, Texas                            -            162,107          447,512           1,572           -
                                                           ----------       ----------        --------     -------

                                                           $3,999,700       $6,326,209        $ 32,469     $     -
                                                           ==========       ==========        ========     =======



                                                                                                                         Life
                                                                                                                       on Which
                  Gross Amount at Which Carried                                                                     Depreciation
                     at Close of Period (c)                                                                           in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date         Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------





        $  340,125         $  580,432          $   920,557         $  217,662          1986           10/86              (b)
           140,703            637,826              778,529            235,641          1986           12/86              (b)
           263,217            532,213              795,430            198,102          1986           12/86              (b)
           220,665            473,818              694,483            175,049          1986           12/86              (b)
           186,009            477,947              663,956            175,247          1987           01/87              (b)


           331,962            531,174              863,136              3,522          1983           10/97              (b)


            29,683            116,939              146,622             39,132          1976           12/87              (b)



           239,934            266,628              506,562             98,504          1981           12/86              (b)
           248,564            303,406              551,970            112,092          1983           12/86              (b)



           440,339            328,579              768,918            125,042          1986           08/86              (b)
           278,878            413,423              692,301            154,511          1986           08/86              (b)
           282,482            363,008              645,490            138,145          1986           08/86              (b)
           443,956            456,983              900,939            172,638          1986           09/86              (b)
           391,076            427,218              818,294            157,833          1986           12/86              (b)


           162,107            449,084              611,191            169,793          1986           09/86              (b)
        ----------         ----------          -----------         ----------

        $3,999,700         $6,358,678          $10,358,378         $2,172,913
        ==========         ==========          ===========         ==========

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                December 31, 1997


                                                                                                  Costs Capitalized
                                                                     Initial Cost                     Subsequent
                                                                   To Partnership                    To Acquisition
                                                                                 Buildings
                                                 Encum-                             and           Improve-     Carrying
                                                brances           Land          Improvements       ments        Costs
Properties of Joint Ventures
  in Which the Partnership
  has a 50% Interest:

    Burger King Restaurant:
      Orlando, Florida                               -         $  291,159       $  695,033        $     -      $     -

    Pizza Hut Restaurant:
      Orlando, Florida                               -            206,575          234,064              -            -
                                                               ----------       ----------        --------     -------

                                                               $  497,734       $  929,097        $     -      $     -
                                                               ==========       ==========        ========     =======

Property in Which the Partnership
  has a 12.17% Interest as
  Tenants-in-Common and has
  Invested in Under an Operating
  Lease:

    Chevy's Fresh Mex Restaurant:
        Vancouver, Washington                        -         $  875,659       $1,389,366        $     -      $     -
                                                               ==========       ==========        ========     =======




                                                                                                                         Life
                                                                                                                       on Which
                   Gross Amount at Which Carried                                                                     Depreciation
                       at Close of Period (c)                                                                          in Latest
                            Buildings                                                  Date                             Income
                               and                                Accumulated         of Con-          Date          Statement is
           Land            Improvements           Total           Depreciation       struction       Acquired          Computed
        ----------         ------------        -----------        ------------       ---------       --------        ----------





        $  291,159         $  695,033          $   986,192         $  262,580          1986           11/86              (b)


           206,575            234,064              440,639             90,375          1986           06/86              (b)
        ----------         ----------          -----------         ----------

        $  497,734         $  929,097          $ 1,426,831         $  352,955
        ==========         ==========          ===========         ==========








        $  875,659         $1,389,366          $ 2,265,025         $      127          1994           12/97              (b)
        ==========         ==========          ===========         ==========

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



(a)      Transactions  in  real  estate  and  accumulated   depreciation  during
         1997,1996 and 1995, are summarized as follows:

                                                                                              Accumulated
                                                                              Cost            Depreciation
                    Properties the Partnership
                      has Invested in:

                        Balance, December 31, 1994                        $10,199,928          $ 1,693,371
                        Depreciation expense                                       -               207,697
                                                                          -----------          -----------

                        Balance, December 31, 1995                         10,199,928            1,901,068
                        Depreciation expense                                       -               207,706
                                                                          -----------          -----------

                        Balance, December 31, 1996                         10,199,928            2,108,774
                        Dispositions                                         (704,687)            (142,168)
                        Acquisition                                           863,137                   -
                        Depreciation expense                                       -               206,307
                                                                          -----------          -----------

                        Balance, December 31, 1997                        $10,358,378          $ 2,172,913
                                                                          ===========          ===========

                    Properties of Joint Ventures
                      in Which the Partnership has a
                      50% Interest:

                        Balance, December 31, 1994                        $ 2,216,871          $   378,357
                        Depreciation expense                                       -                44,224
                                                                          -----------          -----------

                        Balance, December 31, 1995                          2,216,871              422,581
                        Depreciation expense                                       -                44,225
                                                                          -----------          -----------

                        Balance, December 31, 1996                          2,216,871              466,806
                        Dispositions                                         (790,040)            (153,154)
                        Depreciation expense                                       -                39,303
                                                                          -----------          -----------

                        Balance, December 31, 1997                        $ 1,426,831          $   352,955
                                                                          ===========          ===========


                    Property in Which the  Partnership
                      has a 12.17% Interest as Tenants-
                      in-Common and has Invested in
                      Under an Operating Lease:

                        Balance, December 31, 1996                        $        -           $        -
                        Acquisitions                                        2,265,025                   -
                        Depreciation expense                                       -                   127
                                                                          -----------          -----------

                        Balance, December 31, 1997                        $ 2,265,025          $       127
                                                                          ===========          ===========


                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1997, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $10,041,912 and $2,816,198, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

          3.2 Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund, Ltd. (Filed herewith.)

          4.1 Certificate of Limited Partnership of CNL Income Fund, Ltd., as amended. (Included as Exhibit 4.1 to Amendment No. 1 to Registration Statement No. 33-2850 on Form S-11 and incorporated herein by reference.)

          4.2 Form of Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund, Ltd. (Filed herewith as Exhibit 3.2 and incorporated herein by reference.)

         10.1         Property Management Agreement.  (Filed herewith.)

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