Form 10-Q
period 1998-03-31
CNL INCOME FUND LTD
filed 1998-05-12
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                            ------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-15666


                              CNL Income Fund, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                            59-2666264
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street
Orlando, Florida                               32801
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                     (407) 422-1574


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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                            March 31,             December 31,
              ASSETS                          1998                    1997
                                           ----------             --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,225,939
  and $2,172,913                           $8,132,439             $8,185,465
Investment in joint ventures                  911,865                919,476
Cash and cash equivalents                     283,981                184,130
Restricted cash                                    -                 129,257
Receivables, less allowance for
  doubtful accounts of $3,460 and
  $3,092                                       19,388                 21,331
Prepaid expenses                                3,513                  4,989
Lease costs, less accumulated
  amortization of $22,500 and
  $21,875                                      27,500                 28,125
Accrued rental income                          28,897                 27,305
                                           ----------             ----------

                                           $9,407,583             $9,500,078
                                           ==========             ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $    1,788             $    2,595
Accrued and escrowed real estate
  taxes payable                                 2,879                    734
Distributions payable                         316,221                316,221
Due to related parties                        124,943                115,741
Rents paid in advance and deposits             35,384                 35,737
                                           ----------             ----------
    Total liabilities                         481,215                471,028

Partners' capital                           8,926,368              9,029,050
                                           ----------             ----------

                                           $9,407,583             $9,500,078
                                           ==========             ==========



            See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                    Quarter Ended
                                                       March 31,
                                               1998               1997
                                             --------           ----------

Revenues:
  Rental income from operating leases        $273,609           $259,805
  Interest and other income                     3,129              5,050
                                             --------           --------
                                              276,738            264,855
                                             --------           --------

Expenses:
  General operating and administrative         22,148             21,215
  Professional services                         2,785              3,353
  Real estate taxes                             1,081              1,102
  State and other taxes                         4,407              3,424
  Depreciation and amortization                53,651             52,551
                                             --------           --------
                                               84,072             81,645
                                             --------           --------

Income Before Equity in
  Earnings of Joint Ventures                  192,666            183,210

Equity in Earnings of Joint Ventures           20,873             26,314
                                             --------           --------

Net Income                                   $213,539           $209,524
                                             ========           ========

Allocation of Net Income:
  General partners                           $  2,135           $  2,095
  Limited partners                            211,404            207,429
                                             --------           --------

                                             $213,539           $209,524
                                             ========           ========

Net Income Per Limited Partner Unit          $   7.05           $   6.91
                                             ========           ========

Weighted Average Number of Limited
  Partner Units Outstanding                    30,000             30,000
                                             ========           ========



            See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                        Quarter Ended              Year Ended
                                          March 31,               December 31,
                                            1998                      1997
                                        -------------             ------------

General partners:
  Beginning balance                      $   321,759             $   310,182
  Net income                                   2,135                  11,577
                                         -----------             -----------
                                             323,894                 321,759
                                         -----------             -----------


Limited partners:
  Beginning balance                        8,707,291               8,734,995
  Net income                                 211,404               1,237,180
  Distributions ($10.54
    and $42.16 per limited
    partner unit, respectively)             (316,221)             (1,264,884)
                                         -----------             -----------
                                           8,602,474               8,707,291
                                         -----------             -----------

Total partners' capital                  $ 8,926,368             $ 9,029,050
                                         ===========             ===========



            See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                       Quarter Ended
                                                          March 31,
                                                 1998                1997
                                              ---------            ------


Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                              $ 290,063            $ 454,261
                                              ---------            ---------

    Cash Flows from Investing
      Activities:
        Decrease in restricted cash             126,009                   -
                                              ---------            --------
          Net cash provided by
            investing activities                126,009                   -
                                              ---------            --------

    Cash Flows from Financing
      Activities:
        Proceeds from loan from
          corporate general partner                  -                81,000
        Repayment of loan from
          corporate general partner                  -               (81,000)
        Distributions to limited
          partners                             (316,221)            (316,221)
                                              ---------            ---------
            Net cash used in
              financing activities             (316,221)            (316,221)
                                              ---------            ---------

Net Increase in Cash and Cash
  Equivalents                                    99,851              138,040

Cash and Cash Equivalents at
  Beginning of Quarter                          184,130              159,379
                                              ---------            ---------

Cash and Cash Equivalents at
  End of Quarter                              $ 283,981            $ 297,419
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

                              CNL INCOME FUND, LTD.
                      (A Florida Limited Partnership) NOTES
                   TO CONDENSED FINANCIAL STATEMENTS Quarters
                          Ended March 31, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund, Ltd. (the "Partnership") for the year ended December 31, 1997.

2.       Subsequent Event:

         In April 1998, the Partnership sold its property in Kissimmee, Florida, to the tenant for $680,000 and received net sales proceeds of $661,300, resulting in a gain of $256,204 for financial reporting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1998, the Partnership owned 18 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $290,063 and $454,261 for the quarters ended March 31, 1998 and 1997, respectively. The decrease in cash from operations for the quarter ended March 31, 1998, is primarily a result of changes in the Partnership's working capital.

         In April 1998, the Partnership sold its Property in Kissimmee, Florida, to the tenant for $680,000 and received net sales proceeds of $661,300, resulting in a gain of $256,204 for financial reporting purposes. The Partnership intends to reinvest the net sales proceeds in an additional Property.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1998, the Partnership had $283,981 invested in such short-term investments, as compared to $184,130 at December 31, 1997. The increase in cash and cash equivalents is primarily due to the remaining net sales proceeds from the 1997 sale of the Property in Casa Grande, Arizona, being released from escrow during the quarter ended March 31, 1998. The funds remaining at March 31, 1998, will be used to pay distributions and other liabilities.

         Total liabilities of the Partnership, including distributions payable, increased to $481,215 at March 31, 1998, from $471,028 at December 31, 1997, primarily as a result of an increase in amounts due to related parties at March 31, 1998, as compared to December 31, 1997. Liabilities at March 31, 1998, to the extent they exceed cash and cash equivalents at March 31, 1998, will be paid from future cash from operations and in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

         Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $316,221 for each of the quarters ended March 31, 1998 and 1997. This represents distributions of $10.54 per unit for each of the quarters ended March 31, 1998 and 1997. No distributions were made to the general partners for the quarters ended March 31, 1998 and 1997. No amounts distributed to the limited partners for the quarters ended March 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarter ended March 31, 1997, the Partnership owned and leased 15 wholly owned Properties (including one Property in Casa Grande, Arizona, which was sold in August 1997) and during the quarter ended March 31, 1998, the Partnership owned and leased 15 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $273,609 and $259,805, respectively, in rental income from these Properties. The increase in rental income during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to the fact that in October 1997, the Partnership reinvested the majority of the net sales proceeds from the August 1997 sale of the Property in Casa Grande, Arizona, in a Property in Camp Hill, Pennsylvania.

         In addition, for the quarter ended March 31, 1997, the Partnership owned and leased three Properties indirectly through joint venture arrangements (including one Property sold in August 1997 which was previously owned and leased by Seventh Avenue Joint Venture) and for the quarter ended March 31, 1998, the Partnership owned and leased two Properties indirectly through joint venture arrangements and one Property with affiliates as tenants-in-common. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $20,873 and $26,314, respectively, attributable to net income earned by these joint ventures. The decrease in net income earned by joint ventures is primarily attributable to the fact that in August 1997, Seventh Avenue Joint Venture, in which the Partnership owned a 50 percent interest, sold its Property. The decrease is partially offset by the fact that in December 1997, the Partnership reinvested a portion of its pro-rata share of the net sales proceeds in a Property located in Vancouver, Washington, as tenants-in-common with affiliates of the general partners.

         Operating expenses, including depreciation and amortization expense, were $84,072 and $81,645 for the quarters ended March 31, 1998 and 1997, respectively.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of May, 1998.


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