Form 10-Q
period 1998-06-30
CNL INCOME FUND LTD
filed 1998-08-13
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                             -----------------------

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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                            June 30,             December 31,
              ASSETS                          1998                   1997
                                           ----------            --------

Land and buildings on operating
  leases, less accumulated
  depreciation of $2,176,014
  and $2,172,913                           $7,675,797            $8,185,465
Investment in and due from joint
  ventures                                    904,195               919,476
Cash and cash equivalents                     896,383               184,130
Restricted Cash                                    -                129,257
Receivables, less allowance for
  doubtful accounts of $1,975 and
  $3,092                                        1,796                21,331
Prepaid expenses                                6,386                 4,989
Lease costs, less accumulated
  amortization of $23,125 and
  $21,875                                      26,875                28,125
Accrued rental income                          30,588                27,305
                                           ----------            ----------

                                           $9,542,020            $9,500,078
                                           ==========            ==========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $      630            $    2,595
Accrued and escrowed real estate
  taxes payable                                 5,024                   734
Distributions payable                         853,283               316,221
Due to related parties                        142,141               115,741
Rents paid in advance and deposits             31,384                35,737
                                           ----------            ----------
    Total liabilities                       1,032,462               471,028

Partners' capital                           8,509,558             9,029,050
                                           ----------            ----------

                                           $9,542,020            $9,500,078
                                           ==========            ==========



            See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                             Quarter Ended                     Six Months Ended
                                                                June 30,                           June 30,
                                                      1998             1997              1998             1997
                                                    --------         --------          --------         ------
Revenues:
  Rental income from
    operating leases                                $257,223         $267,223          $530,832         $527,028
  Interest and other
    income                                             9,327            2,747            12,456            7,797
                                                    --------         --------          --------         --------
                                                     266,550          269,970           543,288          534,825
                                                    --------         --------          --------         --------

Expenses:
  General operating and
    administrative                                    23,354           23,141            45,502           44,356
  Professional services                                9,817            2,556            12,602            5,909
  Real estate taxes                                    1,080            1,102             2,161            2,204
  State and other taxes                                   43              114             4,450            3,538
  Depreciation and
    amortization                                      52,171           52,551           105,822          105,102
                                                    --------         --------          --------         --------
                                                      86,465           79,464           170,537          161,109
                                                    --------         --------          --------         --------

Income Before Equity in
  Earnings of Joint Ven-
  tures and Gain on Sale
  of Land and Building                               180,085          190,506           372,751          373,716

Equity in Earnings of
  Joint Ventures                                      20,584           27,041            41,457           53,355

Gain on Sale of Land
  and Building                                       235,804               -            235,804               -
                                                    --------         --------          --------         -------

Net Income                                          $436,473         $217,547          $650,012         $427,071
                                                    ========         ========          ========         ========

Allocation of Net Income:
  General partners                                  $  3,022         $  2,176          $  5,157         $  4,271
  Limited partners                                   433,451          215,371           644,855          422,800
                                                    --------         --------          --------         --------

                                                    $436,473         $217,547          $650,012         $427,071
                                                    ========         ========          ========         ========

Net Income Per Limited
  Partner Unit                                      $  14.45         $   7.18          $  21.50         $  14.09
                                                    ========         ========          ========         ========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                   30,000           30,000            30,000           30,000
                                                    ========         ========          ========         ========




            See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                      Six Months Ended             Year Ended
                                          June 30,                December 31,
                                            1998                      1997
                                      ----------------            --------

General partners:
  Beginning balance                    $   321,759                $   310,182
  Net income                                 5,157                     11,577
                                       -----------                -----------
                                           326,916                    321,759
                                       -----------                -----------

Limited partners:
  Beginning balance                      8,707,291                  8,734,995
  Net income                               644,855                  1,237,180
  Distributions ($38.98
    and $42.16 per limited
    partner unit, respectively)         (1,169,504)                (1,264,884)
                                       -----------                -----------
                                         8,182,642                  8,707,291
                                       -----------                -----------

Total partners' capital                $ 8,509,558                $ 9,029,050
                                       ===========                ===========


            See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                      Six Months Ended
                                                            June 30,
                                                  1998                 1997
                                               ---------             ------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                               $ 557,386             $ 740,638
                                               ---------             ---------

    Cash Flows from Investing Activities:
      Proceeds from sale of land and
        building                                 661,300                    -
      Decrease in restricted cash                126,009                    -
                                               ---------             --------
          Net cash provided by investing
            activities                           787,309                    -
                                               ---------             --------

    Cash Flows from Financing Activities:
      Proceeds from loan from corporate
        general partner                               -                 81,000
      Repayment of loan from corporate
        general partner                               -                (81,000)
      Distributions to limited partners         (632,442)             (632,442)
                                               ---------             ---------
          Net cash used in financing
            activities                          (632,442)             (632,442)
                                               ---------             ---------

Net Increase in Cash and Cash
  Equivalents                                    712,253               108,196

Cash and Cash Equivalents at Beginning
  of Period                                      184,130               159,379
                                               ---------             ---------

Cash and Cash Equivalents at End of
  Period                                       $ 896,383             $ 267,575
                                               =========             =========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Deferred real estate disposition
      fee incurred and unpaid at end
      of period                                $  20,400             $      -
                                               =========             ========

    Distributions declared and unpaid
      at end of period                         $ 853,283             $ 316,221
                                               =========             =========






            See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund, Ltd. (the "Partnership") for the year ended December 31, 1997.

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

2.       Land and Buildings on Operating Leases:

         During the six months ended June 30, 1998, the Partnership sold its property in Kissimmee, Florida, for $680,000 and received net sales proceeds of $661,300 resulting in a gain of $235,804 for financial reporting purposes. This property was originally acquired by the Partnership in 1987 and had a cost of approximately $475,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore the Partnership sold this property for approximately $185,900 in excess of its original purchase price. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $20,400 (see Note 4).

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


3.       Allocations and Distributions:

         Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

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

         During the six months ended June 30, 1998 and 1997, the Partnership declared distributions to the limited partners of $1,169,504 and $632,442, respectively ($853,283 and $316,221 for the quarters ended June 30, 1998 and 1997, respectively). This represents distributions of $38.98 and $21.08 per unit for the six months ended June 30, 1998 and 1997, respectively ($28.44 and $10.54 per unit for the quarters ended June 30, 1998 and 1997, respectively). Distributions for the six months ended June 30, 1998, included $586,300 as a result of the distribution of net sales proceeds from the sale of the property in Kissimmee, Florida. Of this amount, $216,361 was applied toward the limited partners' 10% Preferred Return and the balance of $369,939 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of this return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


3.       Allocations and Distributions - Continued:

         to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10%
         Preferred Return was calculated was lowered accordingly. No distributions have been made to the general partners to date.

4.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. For the six months ended June 30, 1998, the Partnership incurred $20,400 in a deferred, subordinated, real estate disposition fee as a result of the sale of a property (see
         Note 2). No deferred, subordinated, real estate disposition fees were incurred for the six months ended June 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1998, the Partnership owned 17 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         During the six months ended June 30, 1998 and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $557,386 and $740,638, respectively. The decrease in cash from operations for the six months ended June 30, 1998, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1998.

         In April 1998, the Partnership sold its Property in Kissimmee, Florida, to the tenant for $680,000 and received net sales proceeds of $661,300, resulting in a gain of $235,804 for financial reporting purposes. This Property was originally acquired by the Partnership in 1987 and had a cost of approximately $475,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this Property for approximately $185,900 in excess of its original purchase price. In connection with the sale, the Partnership incurred a deferred, real estate disposition fee of $20,400. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the 10% Preferred Return), plus their adjusted capital contributions. The Partnership distributed $586,300 of the net sales proceeds as a special distribution to the limited partners and the balance of the funds were retained by the Partnership to meet the Partnership's working capital and other needs.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1998, the Partnership had $896,383 invested in such short-term investments, as compared to $184,130 at December 31,

1997. The increase in cash and cash equivalents is primarily due to net sales proceeds received from the sale of the Property in Kissimmee, Florida in April 1998. The funds remaining at June 30, 1998, will be used to pay distributions and other liabilities.

         Total liabilities of the Partnership, including distributions payable, increased to $1,032,462 at June 30, 1998, from $471,028 at December 31, 1997, primarily as a result of the Partnership accruing a special distribution of net sales proceeds of $586,300 from the sale of the Property in Kissimmee, Florida, as described above, payable to the limited partners at June 30, 1998. Liabilities at June 30, 1998, to the extent they exceed cash and cash equivalents at June 30, 1998, will be paid from future cash from operations and, in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

         Based on current and anticipated future cash from operations, and for the six months ended June 30, 1998, a portion of the proceeds received from the sale of the Property described above, the Partnership declared distributions to limited partners of $1,169,504 and $632,442 for the six months ended June 30, 1998 and 1997, respectively ($853,283 and $316,221 for the quarters ended June 30, 1998 and 1997, respectively). This represents distributions of $38.98 and $21.08 per unit for the six months ended June 30, 1998 and 1997, respectively ($28.44 and $10.54 for the quarters ended June 30, 1998 and 1997, respectively). The distribution for the six months ended June 30, 1998, included $586,300 of net sales proceeds from the sale of the Property in Kissimmee, Florida. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $216,361 was applied towards the limited partners' ten percent preferred return and the balance of $369,939 was treated as a return of capital for purposes of calculating the limited partners' ten percent preferred return. As a result of this return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the ten percent preferred return was calculated was lowered accordingly. As a result of the sale of the Property, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted for the quarter ended June 30, 1998. No distributions were made to the general partners for the quarters and six months ended June 30, 1998 and 1997. No amounts distributed to the limited partners for the six months ended June 30, 1998 and 1997, except for $369,939 as described above, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1997, the Partnership owned and leased 15 wholly owned Properties (including one Property in Casa Grande, Arizona, which was sold in August 1997), and during the six months ended June 30, 1998, the Partnership owned and leased 15 wholly owned Properties (including one Property in Kissimmee, Florida which was sold in April 1998), to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $530,832 and $527,028, respectively, in rental income from these Properties, $257,223 and $267,223 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The decrease in rental income during the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997, is primarily attributable to, a decrease in rental income as a result of Property sales during 1998 and 1997. The increase in rental income during the six months ended June 30, 1998, is primarily attributable to the fact that the Partnership reinvested the majority of the net sales proceeds from the sale of a Property in August 1997, in a Property in Camp Hill, Pennsylvania in October 1997.

         In addition, for the six months ended June 30, 1997, the Partnership owned and leased three Properties indirectly through joint venture arrangements (including one Property sold in August 1997) and for the six months ended June 30, 1998, the Partnership owned and leased two Properties indirectly through joint venture arrangements and one Property with affiliates as tenants-in-common. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $41,457 and $53,355, respectively, attributable to net income earned by these joint ventures, $20,584 and $27,041 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The decrease in net income earned by joint ventures is primarily attributable to the fact that in August 1997, Seventh Avenue Joint Venture, in which the Partnership owned a 50 percent interest, sold its Property. The decrease is partially offset by the fact that in December 1997, the Partnership reinvested a portion of its pro rata share of the net sales proceeds in a Property located in Vancouver, Washington as tenants-in-common with affiliates of the general partners.

         Operating expenses, including depreciation and amortization expense, were $170,537 and $161,109 for the six months ended June 30, 1998 and 1997, respectively, of which $86,465 and $79,464 were incurred for the quarters ended June 30, 1998 and 1997, respectively.

         As a result of the sale of the Property, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $235,804 for financial reporting purposes for the quarter and six months ended June 30, 1998. No Properties were sold during the quarter and six months ended June 30, 1997.

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of August, 1998.


                                 CNL INCOME FUND, LTD.

                                 By:      CNL REALTY CORPORATION
                                          General Partner


                                 By:      /s/ James M. Seneff, Jr.
                                          -------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                 By:      /s/ Robert A. Bourne
                                          -------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)