Form 10-Q
period 1998-09-30
CNL INCOME FUND LTD
filed 1998-11-13
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
             -------------------------------------------------------


                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
               ---------------------------------------------------


                             Commission file number
                                     0-15666
                          ----------------------------


                              CNL Income Fund, Ltd.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Florida                              59-2666264
        (State of other jurisdiction                (I.R.S. Employer
     of incorporation or organization)             Identification No.)


            400 E. South Street
              Orlando, Florida                            32801
  (Address of principal executive offices)             (Zip Code)


        Registrant's telephone number
        (including area code)                       (407) 650-1000


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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             September 30,           December 31,
                                                                                 1998                    1997
                                                                            ---------------         ----------------
                        ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of $2,226,822
    and $2,172,913                                                              $7,624,993               $8,185,465
Investment in and due from joint ventures                                          896,601                  919,476
Cash and cash equivalents                                                          285,367                  184,130
Restricted cash                                                                         --                  129,257
Receivables, less allowance for doubtful
    accounts of $3,092 in 1997                                                         586                   21,331
Prepaid expenses                                                                     5,987                    4,989
Lease costs, less accumulated amortization
    of $23,750 and $21,875                                                          26,250                   28,125
Accrued rental income                                                               29,628                   27,305
                                                                            ---------------         ----------------

                                                                                $8,869,412               $9,500,078
                                                                            ===============         ================


                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                $      811               $    2,595
Accrued and escrowed real estate
    taxes payable                                                                    7,170                      734
Distributions payable                                                              266,982                  316,221
Due to related parties                                                             131,112                  115,741
Rents paid in advance and deposits                                                  24,673                   35,737
                                                                            ---------------         ----------------
       Total liabilities                                                           430,748                  471,028

Partners' capital                                                                8,438,664                9,029,050
                                                                            ---------------         ----------------

                                                                                $8,869,412               $9,500,078
                                                                            ===============         ================




                 See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                             Quarter Ended                   Nine Months Ended
                                                             September 30,                     September 30,
                                                         1998             1997             1998             1997
                                                       ----------       ----------      ------------     ------------
Revenues:
    Rental income from operating
       leases                                           $243,612         $253,305       $   774,444      $   780,333
    Interest and other income                              6,597            6,517            19,053           14,314
                                                       ----------       ----------      ------------     ------------
                                                         250,209          259,822           793,497          794,647
                                                       ----------       ----------      ------------     ------------
Expenses:
    General operating and
       administrative                                     20,145           19,477            65,647           63,833
    Professional services                                  2,404            3,227            15,006            9,136
    Real estate taxes                                      1,080            1,101             3,241            3,305
    State and other taxes                                     --               --             4,450            3,538
    Depreciation and amortization                         51,429           50,958           157,251          156,060
                                                       ----------       ----------      ------------     ------------
                                                          75,058           74,763           245,595          235,872
                                                       ----------       ----------      ------------     ------------

Income Before Equity in Earnings
    of Joint Ventures and Gain on Sale
    of Land and Buildings                                175,151          185,059           547,902          558,775

Equity in Earnings of Joint Ventures                      20,937          172,680            62,394          226,035

Gain on Sale of Land and Buildings                            --          233,183           235,804          233,183
                                                       ----------       ----------      ------------     ------------

Net Income                                              $196,088         $590,922       $   846,100      $1,017,993
                                                       ==========       ==========      ============     ============

Allocation of Net Income:
    General partners                                    $  1,961         $  4,999       $     7,118      $     9,270
    Limited partners                                     194,127          585,923           838,982       1,008,723
                                                       ----------       ----------      ------------     ------------

                                                        $196,088         $590,922       $   846,100      $1,017,993
                                                       ==========       ==========      ============     ============

Net Income Per Limited Partner Unit                     $   6.47         $  19.53       $     27.97      $     33.62
                                                       ==========       ==========      ============     ============

Weighted Average Number of Limited
    Partner Units Outstanding                             30,000           30,000            30,000           30,000
                                                       ==========       ==========      ============     ============



                 See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                   Nine Months Ended              Year Ended
                                                                     September 30,               December 31,
                                                                         1998                        1997
                                                              ----------------------------     ------------------
  General partners:
      Beginning balance                                              $     321,759               $     310,182
      Net income                                                             7,118                      11,577
                                                                   ----------------             ---------------
                                                                           328,877                     321,759
                                                                   ----------------             ---------------
  Limited partners:
      Beginning balance                                                  8,707,291                   8,734,995
      Net income                                                           838,982                   1,237,180
      Distributions ($47.88 and
         $42.16 per limited partner
         unit, respectively)                                            (1,436,486 )                (1,264,884 )
                                                                   ----------------             ---------------
                                                                         8,109,787                   8,707,291
                                                                   ----------------             ---------------

  Total partners' capital                                             $  8,438,664                $  9,029,050
                                                                   ================             ===============



                 See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                              Nine Months Ended
                                                                                September 30,
                                                                         1998                    1997
                                                                    ---------------         ---------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Net Cash Provided by Operating Activities                      $     799,653            $  1,009,004
                                                                   ----------------         ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and building                           661,300                 793,009
         Return of capital from joint venture                                   --                 472,373
         Decrease (increase) in restricted cash                            126,009                (793,009 )
                                                                   ----------------         ---------------
                Net cash provided by investing
                   activities                                              787,309                 472,373
                                                                   ----------------         ---------------

      Cash Flows from Financing Activities:
         Proceeds from loan from corporate
             general partner                                                     --                  81,000
         Repayment of loan from corporate
             general partner                                                    --                 (81,000 )
         Distributions to limited partners                              (1,485,725 )              (948,663 )
                                                                   ----------------         ---------------
                Net cash used in financing
                   activities                                           (1,485,725 )              (948,663 )
                                                                   ----------------         ---------------

Net Increase in Cash and Cash Equivalents                                  101,237                 532,714

Cash and Cash Equivalents at Beginning
   of Period                                                               184,130                 159,379
                                                                   ----------------         ---------------

Cash and Cash Equivalents at End of
   Period                                                            $     285,367           $     692,093
                                                                   ================         ===============

Supplemental Schedule of Non-Cash Financing
   Activities

      Distributions declared and unpaid at end of
         period                                                      $     266,982           $     316,221
                                                                   ================         ===============



                 See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund, Ltd. (the "Partnership") for the year ended December 31, 1997.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

2.       Land and Buildings on Operating Leases:

         During the nine months ended September 30, 1998, the Partnership sold its property in Kissimmee, Florida, for $680,000 and received net sales proceeds of $661,300 resulting in a gain of $235,804 for financial reporting purposes. This property was originally acquired by the Partnership in 1987 and had a cost of approximately $475,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore the Partnership sold this property for approximately $185,900 in excess of its original purchase price. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $20,400 (see Note 4).

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED Quarters and Nine Months Ended September 30, 1998 and 1997


3.       Allocations and Distributions:

         Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return") on a noncumulative basis.

         Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with the 10% Preferred Return on a cumulative basis, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         During  the  nine  months  ended  September  30,  1998  and  1997,  the
         Partnership declared distributions to the limited partners of $1,436,486 and $948,663, respectively ($266,982 and $316,221 for the quarters ended September 30, 1998 and 1997, respectively). This represents distributions of $47.88 and $31.62 per unit for the nine months ended September 30, 1998 and 1997, respectively ($8.90 and $10.54 per unit for the quarters ended September 30, 1998 and 1997, respectively). Distributions for the nine months ended September 30, 1998, included $586,300 as a result of the distribution of net sales proceeds from the sale of the property in Kissimmee, Florida. Of this amount, $216,361 was applied toward the limited partners' 10% Preferred Return and the balance of $369,939 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of this return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine Months Ended September 30, 1998 and 1997


3.       Allocations and Distributions - Continued:

         to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10%
         Preferred Return is calculated was lowered accordingly. No distributions have been made to the general partners to date.

4.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of the 10% Preferred Return on a cumulative basis, plus their adjusted capital contributions. For the nine months ended September 30, 1998, the Partnership incurred $20,400 in a deferred, subordinated, real estate disposition fee as a result of the sale of a property (see Note 2). No deferred, subordinated, real estate disposition fees were incurred for the nine months ended September 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1998, the Partnership owned 17 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         During the nine months ended September 30, 1998 and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $799,653 and $1,009,004, respectively. The decrease in cash from operations for the nine months ended September 30, 1998, is primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the nine months ended September 30, 1998.

         In April 1998, the Partnership sold its Property in Kissimmee, Florida, to the tenant for $680,000 and received net sales proceeds of $661,300, resulting in a gain of $235,804 for financial reporting purposes. This Property was originally acquired by the Partnership in 1987 and had a cost of approximately $475,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this Property for approximately $185,900 in excess of its original purchase price. In connection with the sale, the Partnership incurred a deferred, real estate disposition fee of $20,400. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of an aggregate, ten percent, noncompounded annual return on their adjusted capital contributions (the 10% Preferred Return) on a cumulative basis, plus their adjusted capital contributions. The Partnership distributed $586,300 of the net sales proceeds as a special distribution to the limited partners and the balance of the funds were retained by the Partnership to meet the Partnership's working capital and other needs.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1998, the Partnership had $285,367 invested in such short-term investments, as compared to $184,130 at December 31, 1997. The increase in cash and cash equivalents is primarily due to the Partnership retaining a portion of the net sales proceeds received from the sale of the Property in Kissimmee, Florida in April 1998. The funds remaining at September 30, 1998, will be used to pay distributions and other liabilities.

         Total liabilities of the Partnership, including distributions payable, decreased to $430,748 at September 30, 1998, from $471,028 at December 31, 1997, primarily as a result of a decrease in distributions payable to the limited partners at September 30, 1998, as compared to December 31, 1997. Liabilities at September 30, 1998, to the extent they exceed cash and cash equivalents at September 30, 1998, will be paid from future cash from operations and, in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

         Based on current and anticipated future cash from operations, and for the nine months ended September 30, 1998, a portion of the proceeds received from the sale of the Property described above, the Partnership declared distributions to limited partners of $1,436,486 and $948,663 for the nine months ended September 30, 1998 and 1997, respectively ($266,982 and $316,221 for the quarters ended September 30, 1998 and 1997, respectively). This represents distributions of $47.88 and $31.62 per unit for the nine months ended September 30, 1998 and 1997, respectively ($8.90 and $10.54 for the quarters ended September 30, 1998 and 1997, respectively). The distribution for the nine months ended September 30, 1998, included $586,300 of net sales proceeds from the sale of the Property in Kissimmee, Florida. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $216,361 was applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $369,939 was treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of this return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sale of the Property, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted commencing in the quarter ended June 30, 1998. No distributions were made to the general partners for the quarters and nine months ended September 30, 1998 and 1997. No amounts distributed to the limited partners for the nine months ended September 30, 1998 and 1997, except for $369,939 as described above, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The general partners have been informed by CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, that it intends to significantly increase its asset base by proposing to acquire affiliates of the general partners which have similar restaurant property portfolios, including the Partnership. APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Accordingly, the general partners anticipate that APF will make an offer to acquire the Partnership in exchange for securities of APF. The general partners have recently retained financial and legal advisors to assist them in evaluating and negotiating any offer that may be proposed by APF. However, at this time, APF has made no such offer. In the event that an offer is made, the general partners will evaluate it and if the general partners believe that the offer is worth pursuing, the general partners will promptly inform the limited partners. Any agreement to sell the Partnership would be subject to the approval of the limited partners in accordance with the terms of the partnership agreement.

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

Results of Operations

         During the nine months ended September 30, 1997, the Partnership owned and leased 15 wholly owned Properties (including one Property in Casa Grande, Arizona, which was sold in August 1997), and during the nine months ended September 30, 1998, the Partnership owned and leased 15 wholly owned Properties (including one Property in Kissimmee, Florida which was sold in April 1998), to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $774,444 and $780,333, respectively, in rental income from these Properties, $243,612 and $253,305 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The decrease in rental income during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is primarily attributable to a decrease in rental income as a result of Property sales during 1998 and 1997. The decrease in rental income during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, was partially offset by an increase in rental income due to the fact that the Partnership reinvested the majority of the net sales proceeds from the sale of a Property in August 1997, in a Property in Camp Hill, Pennsylvania in October 1997.

         In addition, for the nine months ended September 30, 1997, the Partnership owned and leased three Properties indirectly through joint venture arrangements (including one Property sold in August 1997) and for the nine months ended September 30, 1998, the Partnership owned and leased two Properties indirectly through joint venture arrangements and one Property with affiliates as tenants-in-common. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $62,394 and $226,035, respectively, attributable to net income earned by these joint ventures, $20,937 and $172,680 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The decrease in net income earned by joint ventures is primarily attributable to the fact that in August 1997, Seventh Avenue Joint Venture, in which the Partnership owned a 50 percent interest, sold its Property resulting in a gain to the joint venture of approximately $295,100 for financial reporting purposes. The decrease is partially offset by the fact that in December 1997, the Partnership reinvested a portion of its pro rata share of the net sales proceeds in a Property located in Vancouver, Washington as tenants-in-common with affiliates of the general partners.

         Operating expenses, including depreciation and amortization expense, were $245,595 and $235,872 for the nine months ended September 30, 1998 and 1997, respectively, of which $75,058 and $74,763 were incurred for the quarters ended September 30, 1998 and 1997, respectively.

         As a result of the sale of the Property in Kissimmee, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $235,804 for financial reporting purposes for the nine months ended September 30, 1998. During the quarter and nine months ended September 30, 1997, the Partnership sold the Property in Casa Grande, Arizona and recognized a gain of $233,183 for financial reporting purposes.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

         The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

         The Partnership does not have any information technology systems. Affiliates of the general partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's properties is the responsibility of the tenants of the properties in accordance with the terms of the Partnership's leases. The general partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the general partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the general partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the general partners and affiliates have requested and are evaluating documentation from the suppliers of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The costs expected to be incurred by the general partners and affiliates to become Year 2000 compliant will be incurred by the general partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

         The Partnership has material third party relationships with its tenants, financial institutions and transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Partnership because of the Year 2000 deficiencies, such a failure may have a material impact on the Partnership. Accordingly, the general partners have requested and are evaluating documentation from the Partnership's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the general partners have not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the general partners do not, at this time, know of the potential costs to the Partnership of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The general partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the general partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the general partners and affiliates are still evaluating the status of the systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the general partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. As the general partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the general partners will develop appropriate contingency plans.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

                      Inapplicable.

Item 5.          Other Information.  Inapplicable.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)  Exhibits - None.

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DATED this 10th day of November, 1998.


                           CNL INCOME FUND, LTD.

                           By: CNL REALTY CORPORATION
                               General Partner


                                By:  /s/ James M. Seneff, Jr.
                                     JAMES M. SENEFF, JR.
                                     Chief Executive Officer
                                     (Principal Executive Officer)


                                By:  /s/ Robert A. Bourne
                                     ROBERT A. BOURNE
                                     President and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)