Form 10-K405
period 1998-12-31
CNL INCOME FUND LTD
filed 1999-03-31
CIK 788338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

       Registrant's telephone number, including area code: (407) 650-1000

               Securities registered pursuant to Section 12 (b) of
                                    the Act:

                 Title of each class:    Name of exchange on which registered:
                         None                       Not Applicable

               Securities registered pursuant to section 12(g) of
                                    the Act:

              Units of limited partnership interest ($500 per Unit)
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 30,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market for such Units. Each Unit was originally sold at $500 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the
"Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $13,284,970, and were used to acquire 20 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1996, the Partnership sold a small, undeveloped portion of land relating to its Property in Mesquite, Texas. This sale of land had no bearing on the operations of the Property or the restaurant business. During the year ended December 31, 1997, the Partnership sold its Property in Casa Grande, Arizona to a third party. In addition, during 1997, Seventh Avenue Joint Venture, in which the Partnership owned a 50 percent interest, sold its Property to the tenant and the Partnership received a return of capital from the net sales proceeds. The Partnership reinvested the majority of the net sales proceeds from the sale of the Property in Casa Grande, Arizona, and the return of capital received from Seventh Avenue Joint Venture in a Property in Camp Hill, Pennsylvania, and in a Property in Vancouver, Washington, as tenants-in-common , with affiliates of the General Partners. During 1998, the Partnership sold its Property in Kissimmee, Florida to the tenant and distributed the majority of the net sales proceeds as a special distribution to the Limited Partners and used the remaining net sales proceeds for other Partnership purposes. As a result of the above transactions, the Partnership currently owns 17 Properties, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. See Item 8.
Financial Statements and Supplementary Data -- Note 10. Subsequent Event.

         In the event that the Limited Partners vote against the Merger, the Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to repurchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial lease terms, ranging from five to 20 years (the average being 16 years), and expire between 2001 and 2018. Generally, the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $16,000 to $222,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term.

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

         In June 1998, the Partnership entered into a lease amendment with the tenant of the Property in Oklahoma City, Oklahoma, to provide for reduced annual rents and to provide for a change in the percentage rent calculation.

         In July 1998, the Partnership entered into a lease amendment with the tenant of the Property in Payson, Arizona, to extend the lease term to 20 years. All other lease terms remained unchanged.

         During 1998, the tenant of the Property in Angleton, Texas exercised its option to extend the lease for an additional five years beginning in February 1999. All other lease terms remained unchanged.

Major Tenants

         During 1998, Golden Corral Corporation contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from two Properties owned by joint ventures and a Property owned with affiliates as tenants-in-common). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that Golden Corral Corporation will continue to contribute ten percent or more of the Partnership's total rental income in 1999 and subsequent years. In addition, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), each accounted for more than ten percent of the Partnership's total rental income in 1998 (including the Partnership's share of the rental income from two Properties owned by joint ventures and a Property owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

Joint Venture Arrangements

         As of December 31, 1996, the Partnership had entered into two separate joint venture arrangements, Sand Lake Road Joint Venture and Orange Avenue Joint Venture, with various unaffiliated entities to purchase and hold two of the Properties through such joint ventures. The joint venture arrangements for Sand Lake Road Joint Venture and Orange Avenue Joint Venture provide for the Partnership and its joint venture partner to share equally in all costs and benefits associated with the joint venture. The Partnership and its joint venture partners are jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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

Property Management

         CNL Fund Advisors, Inc., an affiliate of the General Partners, acts as manager of the Partnership's Properties pursuant to a property management agreement with the Partnership. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund Advisors, Inc. an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services. Under the property management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners do not receive a 10% Preferred Return, no property management fee will be paid.

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


Item 2.  Properties

         As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 17 Properties, located in 11 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

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

         Leases   with  Major   Tenants.   The  terms  of  the  lease  with  the
Partnership's major tenant as of December 31, 1998 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1.
Business - Leases.

         Golden Corral Corporation leases five Golden Corral restaurants. The initial term of each lease ranges from 7.83 to 15 years (expiring 2001) and the average minimum base annual rent is approximately $90,500 (ranging from approximately $77,600 to $109,300).

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



                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 11, 1999 there were 1,065 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From January 1997 through April 1998, due primarily to sales of Properties in prior years, the price paid for any Unit transferred pursuant to the Plan was $422 per Unit. Effective with the date of sale of the Property in Kissimmee, Florida, as described below in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. -- Liquidity and Capital Resources, the price paid for any Unit transferred pursuant to the Plan was $410. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1998 and 1997 other than pursuant to the Plan, net of commissions.



                                                    1998 (1)                              1997 (1)
                                         --------------------------------      --------------------------------
                                          High       Low        Average         High       Low        Average
                                         -------    -------    ----------      -------    -------    ----------
         First Quarter                     $422       $422          $422          (2)        (2)           (2)
         Second Quarter                     (2)        (2)           (2)         $422       $380          $401
         Third Quarter                      420        420           420          422        422           422
         Fourth Quarter                     373        373           373          444        410           427

(1) A total of 153 and 449 Units were transferred other than pursuant to the Plan for the years ended December 31, 1998 and 1997, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1998 and 1997, the Partnership declared cash distributions of $1,703,468 and $1,264,884, respectively, to the Limited Partners. Distributions during the year ended December 31, 1998 included $586,300 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the Property in Kissimmee, Florida. This special distribution was effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, $216,361 was applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $369,939 was treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of this return of capital and the returns of capital in prior years, the amount of the Limited Partners' invested capital contributions (which generally is the Limited Partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sale of the Property during 1998, the Partnership's total revenue was reduced during 1998 and is expected to remain reduced in subsequent years, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended June 30, 1998. No distributions have been made to the General Partners to date.

         As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. This amount includes monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.


                          Quarters Ended                    1998                  1997
                     -------------------------          --------------        --------------
                     March 31                                $316,221              $316,221
                     June 30                                  853,283               316,221
                     September 30                             266,982               316,221
                     December 31                              266,982               316,221

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.


Item 6.  Selected Financial Data

                                           1998           1997           1996            1995            1994
                                       -------------  -------------- -------------- ---------------  --------------
Year ended December 31:
     Revenues (1)                        $1,153,824    $ 1,333,000      $ 1389,308     $ 1,290,567     $ 1,358,871
     Net income (2)                       1,001,437      1,248,757       1,083,109         962,102       1,208,576
     Cash distributions
         declared (3)                     1,703,468      1,264,884       1,264,884       1,264,883       2,279,123
     Net income per Unit (2)                  33.09          41.24           35.75           31.75           39.91
     Cash distributions declared
         per Unit (3)                         56.78          42.16           42.16           42.16           75.97

At December 31:
     Total assets                        $8,760,926    $ 9,500,078     $ 9,479,777     $ 9,668,878     $10,857,414
     Partners' capital                    8,327,019      9,029,050       9,045,177       9,226,952       9,529,733

    (1)  Revenues include equity in earnings of joint ventures.

    (2) Net income for the years ended December 31, 1998, 1997, and 1996, includes $235,804, $233,183, and $19,000, respectively, from gains on sale of land and buildings.

    (3) Distributions for the years ended December 31, 1998 and 1994 include $586,300 and $861,500, respectively, as a result of the distribution of a portion of the net sales proceeds from the sales of Properties.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on November 26, 1985, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 17 Properties, either directly or indirectly through joint venture arrangements.

Liquidity and Capital Resources

         During the years ended December 31, 1998, 1997, and 1996, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $1,033,789, $1,316,816, and $1,132,688. The decrease in cash from operations during 1998, as compared to 1997, and the increase during 1997, as compared to 1996, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

         Cash from operations during the years ended December 31, 1998, 1997, and 1996, was also affected by the following.

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

         Other sources and uses of capital included the following during the years ended December 31, 1998, 1997, and 1996.

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

         In August 1997, the Partnership sold its Property in Casa Grande, Arizona, to a third party for $840,000 and received net sales proceeds of $793,009, resulting in a gain of $233,183 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1986 and had a cost of approximately $667,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $128,400 in excess of its original purchase price. In October 1997, the Partnership reinvested the majority of the net sales proceeds in a Property in Camp Hill, Pennsylvania, as described below. The Partnership used the remaining net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners. The transaction, or a portion thereof, relating to the sale of the Property in Casa Grande, Arizona, and the reinvestment of the majority of the net sales proceeds in a Property in Camp Hill, Pennsylvania, qualified as a like-kind exchange transaction for federal income tax purposes.

         In addition, in August 1997, Seventh Avenue Joint Venture, in which the Partnership owned a 50 percent interest, sold its Property to its tenant for $950,000 and received net sales proceeds of $944,747, resulting in a gain to the joint venture of approximately $295,100 for financial reporting purposes. The Property was originally acquired by Seventh Avenue Joint Venture in June 1986 and had a total cost of approximately $770,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $177,400 in excess of its original purchase price. During 1997, as a result of the sale of the Property, the joint venture was dissolved in accordance with the joint venture agreement. As a result, the Partnership received approximately $472,400, representing its pro rata share of the net sales proceeds received by the joint venture. In October 1997, the Partnership reinvested a portion of these net sales proceeds in a Ground Round Property in Camp Hill, Pennsylvania, as described below. In December 1997, the Partnership reinvested the remaining net sales proceeds in a Property located in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In April 1998, the Partnership sold its Property in Kissimmee, Florida, to the tenant for $680,000 and received net sales proceeds of $661,300, resulting in a gain of $235,804 for financial reporting purposes. This Property was originally acquired by the Partnership in 1987 and had a cost of approximately $475,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this Property for approximately $185,900 in excess of its original purchase price. In connection with the sale, the Partnership incurred a deferred, real estate disposition fee of $20,400. Payment of the real estate disposition fee is subordinated to receipt by the Limited Partners of the cumulative 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed $586,300 of the net sales proceeds as a special distribution to the Limited Partners and the balance of the funds were retained by the Partnership to meet the Partnership's working capital and other needs. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1998, the Partnership had $252,521 invested in such short-term investments as compared to $184,130 at December 31, 1997. The increase in cash and cash equivalents is primarily due to the Partnership not reinvesting all of the net sales proceeds received from the sale of the Property in Kissimmee, Florida in April 1998. The funds remaining at December 31, 1998, will be used for the payment of distributions and other liabilities.

         During  1998,  1997,  and  1996,  affiliates  of the  General  Partners incurred on behalf of the Partnership $45,018, $33,962, and $40,510, respectively, for certain operating expenses. As of December 31, 1998 and 1997, the Partnership owed $41,910 and $48,991, respectively, to affiliates for such amounts and accounting and administrative services. In addition, as of December 31, 1998 and 1997, the Partnership also owed affiliates $87,150 and $66,750, respectively, in real estate disposition fees due as a result of services rendered in connection with the sale of one Property during 1998 and two Properties in previous years. The payment of such fees is deferred until the Limited Partners have received the sum of their cumulative 10% Preferred Return and their adjusted capital contributions.

         Amounts payable to other parties, including distributions payable, decreased to $268,742 at December 31, 1998, from $319,550 at December 31, 1997. The decrease is primarily the result of a decrease in distributions payable to the Limited Partners at December 31, 1998. Liabilities at December 31, 1998, to the extent they exceed cash and cash equivalents at December 31, 1998, will be paid from future cash from operations or, in the event the General Partners elect to make additional contributions or loans to the Partnership, from future General Partner contributions or loans.

         Based primarily on current and anticipated future cash from operations, proceeds from the sale of Properties as described above, and to a lesser extent additional loans received from the General Partners, the Partnership declared distributions to Limited Partners of $1,703,468 during 1998 and $1,264,884 for each of the years ended December 31, 1997 and 1996. This represents distributions of $56.78 per Unit for the year ended December 31, 1998 and $42.16 per Unit for each of the years ended December 31, 1997 and 1996. Distributions during 1998 included $586,300 of net sales proceeds from the sale of the Property in Kissimmee, Florida. This special distribution was effectively a return of a portion of the Limited Partners investment; although, in accordance with the Partnership agreement, $216,361 was applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $369,939 was treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the sale of the Property during 1998, the Partnership's total revenue was reduced during 1998 and is expected to remain reduced in subsequent years, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended June 30, 1998. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 1,157,759 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $11,384,042 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Results of Operations

         During 1996, the Partnership owned and leased 15 wholly owned Properties, during 1997, the Partnership owned and leased 16 wholly owned Properties (including one Property in Casa Grande, Arizona, which was sold in August 1997) and during 1998, the Partnership owned and leased 15 wholly owned Properties (including one Property in Kissimmee, Florida, which was sold in April 1998). During the years ended December 31, 1997 and 1996, the Partnership was also a co-venturer in three separate joint ventures that each owned and leased one Property (including one Property owned and leased by Seventh Avenue Joint Venture, which was sold in August 1997) and during the year ended December 31, 1998, the Partnership was a co-venturer in two separate joint ventures that each owned and leased one Property. In addition, during 1997 and 1998, the Partnership owned and leased one Property, with an affiliate of the General Partners, as tenants-in-common. As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 17 Properties which are, in general, subject to long-term, triple net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $16,000 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, certain leases provide for increases in the annual base rent during the lease terms. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership earned $1,015,292, $1,038,443, and $1,115,530, respectively, in base rental income from the Partnership's wholly owned Properties described above. The decrease in rental income during 1998 and 1997, each as compared to the previous year, is partially attributable to a decrease in rental income as a result of the sale of Properties during 1998 and 1997. The decrease during 1998 and 1997, each as compared to the previous year, is partially offset by an increase in rental income due to the fact that the Partnership reinvested the majority of these net sales proceeds in a Property in Camp Hill, Pennsylvania, in October 1997, as described above in "Liquidity and Capital Resources."

         The decrease in rental income during 1997, as compared to 1996, is also partially attributable to the fact that during 1996, the Partnership recognized as income approximately $62,000 due under the promissory note with the tenant of the Property in Mesquite, Texas, for which the Partnership had previously established an allowance for doubtful accounts as the result of collection being doubtful, as described above in "Liquidity and Capital Resources."

         During the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $22,193, $22,205, and $56,409, respectively, in contingent rental income. The decrease in contingent rental income during 1998 and 1997, as compared to 1996, is attributable to the fact that during 1996, the Partnership recognized approximately $27,800 in contingent rental income due under the promissory note with the tenant of the Property in Mesquite, Texas, for which the Partnership had previously established an allowance for doubtful accounts as the result of collection being doubtful, as described above in "Liquidity and Capital Resources."

         During the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $21,087, $22,210, and $101,293, respectively, in interest and other income. The decrease in interest and other income during 1997, as compared to 1996, is primarily attributable to the fact that during 1996, the Partnership recognized approximately $82,600 in interest and other income due under the promissory note with the tenant of the Property in Mesquite, Texas, for which the Partnership had previously established an allowance for doubtful accounts due to collection being doubtful, as described above in "Liquidity and Capital Resources."

         In addition, during the years ended December 31, 1998, 1997, and 1996, the Partnership earned $95,252, $250,142, and $116,076, respectively, attributable to net income earned by the three joint ventures in which the
Partnership is a co-venturer and one Property with affiliates as tenants-in-common (including one Property owned and leased by Seventh Avenue Joint Venture, which was sold in August 1997). The decrease in net income earned by joint ventures during 1998, as compared to 1997, and the increase during 1997, as compared to 1996, is partially attributable to the fact that in August 1997, Seventh Avenue Joint Venture, in which the Partnership owns a 50 percent interest, recognized a gain of approximately $295,100 for financial reporting purposes, as a result of the sale of its Property, as described above in "Liquidity and Capital Resources." The decrease during 1998, as compared to 1997, is also partially attributable to, and the increase during 1997, as compared to 1996, is partially offset by, a decrease in rental income earned by the joint venture due to the sale of the Property in August 1997 and the subsequent liquidation of the joint venture in accordance with the joint venture agreement. The decrease during 1998 is also partially offset by the fact that in December 1997, the Partnership reinvested a portion of its pro rata share of the net sales proceeds in a Property in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners.

         During the year ended December 31, 1998, one of the Partnership's lessees, Golden Corral Corporation, contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from two Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that Golden Corral Corporation will continue to contribute ten percent or more of the Partnership's total rental income during 1999. In addition, two Restaurant Chains, Golden Corral and Wendy's each accounted for more than ten percent of the Partnership's total rental income in 1998
(including the Partnership's share of the rental income from two Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). It is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $388,191, $317,426, and $325,199 for the years ended December 31, 1998,
1997, and 1996, respectively. The increase in operating expenses during 1998, as compared to 1997, is partially attributable to an increase in amortization expense relating to the amortization of the difference between the investment in a joint venture and the underlying equity of the joint venture at December 31, 1998.

         The increase in operating expenses during 1998, as compared to 1997, is also partially due to the fact that the Partnership incurred $7,322 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the Limited Partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General
Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         The decrease in operating expenses during 1997, as compared to 1996, is primarily attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

         As a result of the sale of the Property in Kissimmee, Florida, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $235,804 for financial reporting purposes during 1998. In addition, as a result of the sale of the Property in Casa Grande, Arizona, as described above in "Liquidity and Capital Resources," the Partnership recognized a gain of $233,183 during 1997, for financial reporting purposes. In 1996, the Partnership sold a portion of land related to the Property in Mesquite, Texas, as described above in "Liquidity and Capital Resources," and recognized a gain of $19,000 for financial reporting purposes.

         The Partnership's leases as of December 31, 1998, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income (for certain Properties) over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Year 2000

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

         The Partnership currently does not have any information technology systems. Affiliates of the General Partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases. The General Partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the General Partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the General Partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the General Partners and affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The General Partners and affiliates have not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the General Partners and affiliates to become Year 2000 compliant will be incurred by the General Partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

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

         The General Partners currently expect that all Year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the General Partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the General Partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the General Partners and affiliates are still evaluating the status of the information technology systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the General Partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. If the General Partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the General Partners will develop appropriate contingency plans.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.   Financial Statements and Supplementary Data

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                      Page

Report of Independent Accountants

Financial Statements:

    Balance Sheets

    Statements of Income

    Statements of Partners' Capital

    Statements of Cash Flows

    Notes to Financial Statements

                        Report of Independent Accountants




To the Partners
CNL Income Fund, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund, Ltd. (a Florida limited partnership) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Orlando, Florida
February 1, 1999, except for Note 10 for which the date is March 11, 1999

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                          December 31,
                                                                                  1998                    1997
                                                                             ----------------        ----------------
                         ASSETS

Land and buildings on operating leases, less
    accumulated depreciation                                                     $ 7,574,188             $ 8,185,465
Investment in and due from joint ventures                                            841,379                 919,476
Cash and cash equivalents                                                            252,521                 184,130
Restricted cash                                                                           --                 129,257
Receivables, less allowance for doubtful
    accounts of $3,092 in 1997                                                        30,959                  21,331
Prepaid expenses                                                                       5,463                   4,989
Lease costs, less accumulated amortization
    of $24,375 and $21,875                                                            25,625                  28,125
Accrued rental income                                                                 30,791                  27,305
                                                                             ----------------        ----------------

                                                                                 $ 8,760,926             $ 9,500,078
                                                                             ================        ================


                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                     $   736                $  2,595
Escrowed real estate taxes payable                                                     1,024                     734
Distributions payable                                                                266,982                 316,221
Due to related parties                                                               129,060                 115,741
Rents paid in advance and deposits                                                    36,105                  35,737
                                                                             ----------------        ----------------
       Total liabilities                                                             433,907                 471,028

Partners' capital                                                                  8,327,019               9,029,050
                                                                             ----------------        ----------------

                                                                                 $ 8,760,926             $ 9,500,078
                                                                             ================        ================


                 See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                             Year Ended December 31,
                                                                 1998                  1997                   1996
                                                            ---------------       ---------------       ---------------
Revenues:
    Rental income from
       operating leases                                         $1,015,292            $1,038,443            $1,115,530
    Contingent rental income                                        22,193                22,205                56,409
    Interest and other income                                       21,087                22,210               101,293
                                                            ---------------       ---------------       ---------------
                                                                 1,058,572             1,082,858             1,273,232
                                                            ---------------       ---------------       ---------------
Expenses:
    General operating and
       administrative                                               87,080                86,780                92,462
    Professional services                                           17,110                12,772                13,262
    Real estate taxes                                                3,969                 3,929                 4,009
    State and other taxes                                            4,450                 5,138                 5,260
    Depreciation and amortization                                  268,260               208,807               210,206
    Transaction costs                                                7,322                    --                    --
                                                            ---------------       ---------------       ---------------
                                                                   388,191               317,426               325,199
                                                            ---------------       ---------------       ---------------

Income Before Equity in Earnings
    of Joint Ventures and Gain on Sale
    of Land and Buildings                                          670,381               765,432               948,033

Equity in Earnings of Joint Ventures                                95,252               250,142               116,076

Gain on Sale of Land and Buildings                                 235,804               233,183                19,000
                                                            ---------------       ---------------       ---------------

Net Income                                                      $1,001,437            $1,248,757            $1,083,109
                                                            ===============       ===============       ===============

Allocation of Net Income:
    General partners                                             $   8,671             $  11,577             $  10,641
    Limited partners                                               992,766             1,237,180             1,072,468
                                                            ---------------       ---------------       ---------------

                                                                $1,001,437            $1,248,757            $1,083,109
                                                            ===============       ===============       ===============

Net Income Per Limited Partner Unit                              $   33.09             $   41.24             $   35.75
                                                            ===============       ===============       ===============

Weighted Average Number of
    Limited Partner Units Outstanding                               30,000                30,000                30,000
                                                            ===============       ===============       ===============


                 See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1998, 1997, and 1996


                                   General Partners                           Limited Partners
                              --------------------------  ----------------------------------------------------------
                                             Accumulated                                 Accumulated    Syndication
                              Contributions    Earnings   Contributions   Distributions    Earnings        Costs           Total
                              -------------  -----------  -------------   -------------  ------------   ------------   -------------
Balance, December 31, 1995    $   193,400    $   106,141  $ 13,314,525    $ (13,429,078 ) $ 10,705,104  $ (1,663,140 ) $ 9,226,952

    Distributions to limited
       partners ($42.16 per
       limited partner unit)           --             --            --       (1,264,884 )           --            --    (1,264,884 )
    Net income                         --         10,641            --               --      1,072,468            --     1,083,109
                              ------------   ------------ -------------   --------------  ------------- -------------  ------------

Balance, December 31, 1996        193,400        116,782    13,314,525      (14,693,962 )   11,777,572    (1,663,140 )   9,045,177

    Distributions to limited
       partners ($42.16 per
       limited partner unit)           --             --            --       (1,264,884 )           --            --    (1,264,884 )
    Net income                         --         11,577            --               --      1,237,180            --     1,248,757
                              ------------   ------------ -------------   --------------  ------------- -------------  ------------

Balance, December 31, 1997        193,400        128,359    13,314,525      (15,958,846 )   13,014,752    (1,663,140 )   9,029,050

    Distributions to limited
       partners ($44.45 per
       limited partner unit)           --             --      (369,939 )     (1,333,529 )           --            --    (1,703,468 )
    Net income                         --          8,671            --               --        992,766            --     1,001,437
                              ------------   ------------ -------------   --------------  ------------- -------------  ------------

Balance, December 31, 1998    $   193,400    $   137,030  $ 12,944,586    $ (17,292,375 ) $ 14,007,518  $ (1,663,140 ) $ 8,327,019
                              ============   ============ =============   ==============  ============= =============  ============




                 See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                  Year Ended December 31,
                                                                      1998                 1997                  1996
                                                                 ----------------      ---------------      --------------
Increase (Decrease) in Cash and Cash
   Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                   $1,030,115          $1,227,883           $ 1,096,290
         Distributions from joint ventures                               113,770             152,019               133,296
         Cash paid for expenses                                         (131,054 )           (84,642  )           (106,546)
         Interest received                                                20,958              21,556                 9,648
                                                                 ----------------      ---------------      --------------
             Net cash provided by operating
                activities                                             1,033,789           1,316,816             1,132,688
                                                                 ----------------      ---------------      --------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and buildings                        661,300             793,009                20,000
         Additions to land and building                                       --            (863,135  )                 --
         Return of capital from joint venture                                 --             472,373                    --
         Investment in joint venture                                          --            (303,419  )                 --
         Decrease (increase) in restricted cash                          126,009            (126,009  )                 --
                                                                 ----------------      ---------------      --------------
             Net cash provided by (used in)
                investing activities                                     787,309             (27,181  )             20,000
                                                                 ----------------      ---------------      --------------

      Cash Flows from Financing Activities:
         Proceeds from loan from corporate
             general partner                                                  --             133,000                83,100
         Repayment of loan from corporate
             general partner                                                  --            (133,000  )            (83,100)
         Distributions to limited partners                            (1,752,707 )        (1,264,884  )         (1,264,884)
                                                                 ----------------      ---------------      --------------
                Net cash used in financing activities                 (1,752,707 )        (1,264,884  )         (1,264,884)
                                                                 ----------------      ---------------      --------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                            68,391              24,751              (112,196)

Cash and Cash Equivalents at Beginning of Year                           184,130             159,379               271,575
                                                                 ----------------      ---------------      --------------

Cash and Cash Equivalents at End of Year                               $ 252,521           $ 184,130             $ 159,379
                                                                 ================      ===============      ==============


                 See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                               Year Ended December 31,
                                                                    1998                 1997               1996
                                                               ---------------      ---------------    ----------------
Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

      Net income                                                   $1,001,437           $1,248,757          $1,083,109
                                                               ---------------      ---------------    ----------------
      Adjustments to reconcile net income to
         net cash provided by operating
         activities:
             Depreciation                                             206,181              206,307             207,706
             Amortization                                              62,079                2,500               2,500
             Equity in earnings of joint ventures,
                net of distributions                                   18,518              (98,123 )            17,220
             Gain on sale of land and buildings                      (235,804 )           (233,183 )           (19,000 )
             Decrease (increase) in receivables                        (6,380 )            158,360            (151,105 )
             Increase in prepaid expenses                                (474 )               (524 )              (650 )
             Decrease (increase) in accrued
                rental income                                          (3,486 )             (3,706 )             1,234
             Increase (decrease) in accounts
                payable and accrued expenses                           (1,569 )                673             (11,712 )
             Increase (decrease) in due to related
                parties                                                (7,081 )             20,729              19,873
             Increase (decrease) in rents paid in
                advance and deposits                                      368               15,026             (16,487 )
                                                               ---------------      ---------------    ----------------
                   Total adjustments                                   32,352               68,059              49,579
                                                               ---------------      ---------------    ----------------

Net Cash Provided by Operating Activities                          $1,033,789           $1,316,816          $1,132,688
                                                               ===============      ===============    ================

Supplemental Schedule of Non-Cash Investing and Financing Activities:

      Deferred real estate disposition fee
         incurred and unpaid at end of year                         $  20,400               $   --              $   --
                                                               ===============      ===============    ================

      Distributions declared and unpaid at
         December 31                                                $ 266,982            $ 316,221           $ 316,221
                                                               ===============      ===============    ================




                 See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997, and 1996


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

         Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease or events or changes in circumstances indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or writes-off the cumulative accrued rental income balance.

         When the properties are sold, the related cost and accumulated depreciation plus any accrued rental income, will be removed from the accounts and gains or losses from sales will be reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

         value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonable possible that changes could occur in the near term which could adversely affect the general partners' best estimate of net cash flows expected to be generated from its properties and the need for asset impairment write downs.

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

         Investment in Joint Ventures - The Partnership's investments in Sand Lake Road Joint Venture, Orange Avenue Joint Venture, and a property in Vancouver, Washington, held as tenants-in-common with affiliates, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                                    1998                  1997
                                                              -----------------     -----------------
                  Land                                              $3,759,766            $3,999,700
                  Buildings                                          6,092,049             6,358,678
                                                              -----------------     -----------------
                                                                     9,851,815            10,358,378

                  Less accumulated depreciation                     (2,277,627 )          (2,172,913 )
                                                              -----------------     -----------------

                                                                    $7,574,188            $8,185,465
                                                              =================     =================

         In August 1997, the Partnership sold its property in Casa Grande, Arizona, to a third party for $840,000 and received net sales proceeds of $793,009, resulting in a gain of $233,183 for financial reporting purposes. This property was originally acquired by the Partnership in December 1986 and had a cost of approximately $667,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $128,400 in excess of its original purchase price. In October 1997, the Partnership reinvested the majority of the net sales proceeds in a property located in Camp Hill, Pennsylvania.

         During the year ended December 31, 1998, the Partnership sold its property in Kissimmee, Florida for $680,000 and received net sales proceeds of $661,300 resulting in a gain of $235,804 for financial reporting purposes. This property was originally acquired by the Partnership in 1987 and had a cost of approximately $475,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this property for approximately $185,900 in excess of its original purchase price. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $20,400 (See Note 8).

         Certain leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1998 and 1997, the Partnership recognized $3,486 and $3,706, respectively, of such income. For the year ended December 31, 1996, rental payments received exceeded the rental income recognized on a straight-line basis by $1,234.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996

3.       Land and Buildings on Operating Leases - Continued:

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

                1999                         $ 894,752
                2000                           894,405
                2001                           870,528
                2002                           457,415
                2003                           456,511
                Thereafter                   4,013,686
                                       ----------------

                                            $7,587,297
                                       ================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Investment in Joint Ventures:

         In August 1997, Seventh Avenue Joint Venture, in which the Partnership owned a 50 percent interest, sold its property to its tenant for $950,000, and received net sales proceeds of $944,747, resulting in a gain to the joint venture of approximately $295,100 for financial reporting purposes. The property was originally acquired by Seventh Avenue Joint Venture in June 1986 and had a total cost of approximately $770,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the property for approximately $177,400 in excess of its original purchase price. During 1997, as a result of the sale of the property, the joint venture was dissolved in accordance with the joint venture agreement. As a result, the Partnership received approximately $472,400, representing its pro-rata share of the net sales proceeds received by the joint venture.

         In December 1997, the Partnership acquired a property in Vancouver, Washington, as tenants-in-common with affiliates of the general partners. The Partnership accounts for its investment in this property using the equity method since the Partnership shares control with an affiliate, and amounts relating to its investment are included in investment in joint ventures. As of December 31, 1998, the Partnership owned a 12.17% interest in this property.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


4.       Investment in Joint Ventures - Continued:

         As of December 31, 1998, the Partnership had a 50 percent interest in the profits and losses of Orange Avenue Joint Venture and Sand Lake
         Road Joint Venture, and owned a 12.17% interest in a property in Vancouver, Washington, as tenants-in-common. These joint ventures, and the Partnership and affiliates, as tenants-in-common, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the property held as tenants-in-common with affiliates at December 31:

                                                                               1998                 1997
                                                                          ---------------      ---------------
                Land and buildings on operating
                    leases, less accumulated
                    depreciation                                              $3,261,368           $3,338,774
                Cash                                                               1,354                1,636
                Prepaid expenses                                                     219                   --
                Accrued rental income                                             23,087                   --
                Liabilities                                                        1,619                1,677
                Partners' capital                                              3,284,409            3,338,733
                Revenues                                                         420,677              246,236
                Gain on sale of land and building                                     --              295,080
                Net income                                                       340,503              500,285

         The Partnership recognized income totaling $95,252, $250,142 and $116,076 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures.

5.       Restricted Cash:

         As of December 31, 1997, the remaining net sales proceeds of $126,009 from the sale of the property in Casa Grande, Arizona, plus accrued interest of $3,248, were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property or use for other Partnership purposes. During 1998, the funds were returned to the Partnership and used to pay distributions to the limited partners.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


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

         Generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their cumulative 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: i) first to pay and discharge all of the Partnership's liabilities to creditors, ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


6.       Allocations and Distributions - Continued:

         During the year ended December 31, 1998, the Partnership declared distributions to the limited partners of $1,703,468, and during each of the years ended December 31, 1997 and 1996, the Partnership declared distributions to the limited partners of $1,264,884. Distributions for the year ended December 31, 1998, included $586,300 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the property in Kissimmee, Florida. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $216,361 was applied toward the limited partners' 10% Preferred Return and the balance of $369,939 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital, and the returns of capital in prior years, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sale of the property during 1998, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted during the quarter ended June 30, 1998. No distributions have been made to the general partners to date.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


7.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    1998               1997               1996
                                                                --------------     --------------     --------------
               Net income for financial reporting purposes        $ 1,001,437        $ 1,248,757        $ 1,083,109

               Depreciation for tax reporting purposes
                   in excess of depreciation for financial
                   reporting purposes                                 (87,967 )         (104,279 )         (108,995 )

               Gainon  sale  of  land  and  buildings
                   for  financial  reporting
                   purposes less than (in excess of)
                   gain for tax reporting purposes                     58,632           (233,183 )               --

               Equity in  earnings of joint ventures
                   for  financial  reporting
                   purposes less than (in excess of)
                   equity in earnings of joint
                   ventures for tax reporting purposes                 49,058            (18,410 )          (17,987 )

               Capitalization of transaction costs for tax
                   reporting purposes                                   7,322                 --                 --

               Accrued rental income                                   (3,486 )           (3,706 )            1,234

               Rents paid in advance                                      368             15,026            (16,487 )

               Allowance for doubtful accounts                         (3,091 )            1,679           (120,724 )
                                                                --------------     --------------     --------------

               Net income for federal income tax purposes         $ 1,022,273         $  905,884         $  820,150
                                                                ==============     ==============     ==============

8.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the majority stockholder of CNL Fund Advisors, Inc. James M. Seneff, Jr. is director, chairman of the board of directors and chief executive officer of CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, serves as treasurer, director and vice chairman of the board of CNL Fund Advisors, Inc. During the years ended December 31, 1998, 1997, and 1996, CNL Fund Advisors, Inc. (hereinafter referred to as the "Affiliate") performed certain services for the Partnership, as described below.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


8.       Related Party Transactions - Continued:

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate acted as manager of the Partnership's properties pursuant to a property management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliate an annual, noncumulative, subordinated property management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures or competitive fees for comparable services. In addition, these fees will be incurred and will be payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1998, 1997, and 1996.

         The Affiliate is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. Payment of the real estate disposition fee is subordinated to receipt by the limited partners of the 10% Preferred Return on a cumulative basis, plus their adjusted capital contributions. For the year ended December 31, 1998, the Partnership incurred $20,400 in a deferred, subordinated real estate disposition fee as a result of the sale of a property (See Note 3). No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 1997 and 1996.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $63,981, $57,679 and $67,685 for the years ended December 31, 1998, 1997, and 1996, respectively, for such services.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


8.       Related Party Transactions - Continued:

         The due to related parties consisted of the following at December 31:

                                                                          1998                  1997
                                                                     ---------------       ---------------
                 Due to CNL Fund Advisors, Inc.
                     and its affiliates:
                        Deferred, subordinated real
                           estate disposition fee                           $87,150              $ 66,750
                        Expenditures incurred on
                           behalf of the Partnership                         15,123                17,902
                        Accounting and
                           administrative services                           26,787                31,089
                                                                     ---------------       ---------------

                                                                           $129,060               115,741
                                                                     ===============       ===============

         The deferred, subordinated real estate disposition fees are the result of the Partnership's sale of one property during 1998 and two properties in prior years. These fees will not be paid until after the limited partners have received their cumulative 10% Preferred Return, plus their adjusted capital contributions, as described above.

9.       Concentration of Credit Risk:

         The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnership's total rental income (including the Partner-ship's share of rental income from joint ventures and the property held as tenants-in-common with an affiliate), for each of the years ended December 31:

                                                                 1998              1997               1996
                                                             -------------     --------------     -------------
                  Golden Corral Corporation                      $452,653           $452,653          $452,653
                  Wendy's International, Inc.                         N/A            164,857           212,322
                  Restaurant Management
                      Services, Inc.                                  N/A            128,737           129,633

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Concentration of Credit Risk - Continued:

         In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenant-in-common with an affiliate), for each of the years ended December 31:

                                                                 1998              1997               1996
                                                             -------------     --------------     -------------
                  Golden Corral Family
                      Steakhouse Restaurants                     $452,653           $452,653          $452,653
                  Wendy's Old Fashioned
                      Hamburger Restaurants                       352,330            443,335           507,642
                  Popeyes Famous Fried
                      Chicken                                         N/A            128,737           129,633

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant and the chains did not represent more than ten percent of the Partnership's total rental and earned income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

10.      Subsequent Event:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,157,759 shares of its common stock, par value $0.01 per shares (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $11,384,042 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Subsequent Event - Continued:

         The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

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

         James M. Seneff, Jr., age 52, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, a director and Chief Executive Officer since its formation in 1980. Mr. Seneff has been Chairman of the Board of Directors, director, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979. Mr. Seneff also has held the position of Chairman of the Board of Directors, Chief Executive Officer, President and director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer, Chairman of the Board and a director of CNL Investment Company, has served as Chief Executive Officer, a director and Chairman of the Board of Directors of Commercial Net Lease Realty, Inc., a publicly-traded REIT, listed on the NYSE, since 1992, served as Chief Executive Officer, a director and Chairman of the Board of Directors of CNL Realty Advisors, Inc. from its inception in May 1992 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc., and has held the position of Chief Executive Officer, Chairman of the Board and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in December 1990. Mr. Seneff has served as Chairman of the Board of Directors of CNL American Properties Fund, Inc. since December 1994 and as a director and Chief Executive Officer since May 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Fund Advisors, Inc. since March 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Seneff has also served as Chairman of the Board, Chief Executive Officer and a director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which advises the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more then $60 billion of retirement funds. Mr. Seneff has served as a member of the board of directors of First Union National Bank of Florida since May 1998 and has served as a member of the Orlando Advisory Board of First Union National Bank of Florida since March 1994. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income
Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XII, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 51, is President and Treasurer of CNL Group, Inc., President, Treasurer, a director, and a registered principal of CNL
Securities Corp., President, Treasurer, and a director of CNL Investment Company, and Chief Investment Officer, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisor, Inc. from the date of its inception through July 1997. Mr. Bourne served as President of Commercial Net Lease Realty, Inc. from July 1992 through February 1996, served as Secretary and Treasurer from February 1996 through December 1997, and has served as a director since July 1992 and as Vice Chairman of the Board of Directors since February 1996. In addition, Mr. Bourne served as President of CNL Realty Advisors, Inc. from May 1992 through February 1996, served as Treasurer from February 1996 through December 1997, served as a director from May 1992 through December 31, 1997 and served as Vice Chairman from February 1996 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc. Mr. Bourne has served as a Vice Chairman of the Board of Directors and Treasurer of CNL American Properties Fund, Inc. since February 1999, has served as a director since May 1994 and previously served as President from May 1994 through February 1999. Mr. Bourne has served as a director of CNL Fund Advisors, Inc. since March 1994, has served as Treasurer and Vice Chairman of the Board of Directors since September 1997, and previously served as President from March 1994 through September 1997. Mr. Bourne has served as President and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Bourne has served as President and director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner. Mr. Bourne formerly was a certified public accountant with Coopers & Lybrand and a partner in the firm of Bourne & Rose, P.A. Mr. Bourne received a B.A. in Accounting, with honors, from Florida State University in 1970.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a majority owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

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

         Curtis B. McWilliams, age 43, joined CNL Group, Inc. in April 1997 and currently serves as an Executive Vice President. In addition, Mr. McWilliams has served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Group, Inc. since April 1997. Mr. McWilliams has served as President of CNL American Properties Fund, Inc. since February 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since January 1996, as Chief Operating Officer since March 1995, and previously served as Senior Vice President since December 1994. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996, Chief Operating Officer since April 1995, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 50, a certified public accountant, has served as Secretary of CNL American Properties Fund, Inc. since December 1994 and served as Treasurer from December 1994 through February 1999. Ms. Rose has served as a director and Secretary of CNL Fund Advisors, Inc. since March 1994, and as Treasurer from the date of its inception through June 30, 1997. Ms. Rose has served as Secretary of CNL Group, Inc. since 1987, as Chief Financial Officer of CNL Group, Inc. since December 1993, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, as Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc. and CNL Health Care Properties, Inc. and as Secretary, Treasurer and a director of CNL Hospitality Advisors, Inc. and CNL Health Care Advisors, Inc. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida.

         Jeanne A. Wall, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since December 1994. Ms. Wall has served as Executive Vice President of CNL Fund Advisors, Inc. since November 1994, and previously served as Vice President from March 1994 through November 1994. Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. Ms. Wall joined CNL Securities Corp. in 1984. In 1985, Ms. Wall became Vice President of CNL Securities Corp. In 1987, she became Senior Vice President and in July 1997 she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers and corporate communications for CNL Group, Inc. and its affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., and served as Vice President of Commercial Net Lease Realty, Inc. from 1992 through December 31, 1997. In addition, Ms. Wall serves as Executive Vice President of CNL Hospitality Properties, Inc., CNL Hospitality Advisors, Inc., CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 35, a certified public accountant, has served as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 11, 1999, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 11, 1999, the beneficial ownership interests of the General Partners in the Registrant.


                  Title of Class                 Name of Partner                     Percent of Class
         General Partnership Interests           James M. Seneff, Jr.                       45%
                                                 Robert A. Bourne                           45%
                                                 CNL Realty Corporation                     10%
                                                                                           ----
                                                                                           100%


         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. On March 11, 1999, the Registrant entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF") pursuant to which the Registrant would be merged with and into a subsidiary of APF (the "Merger"). For further discussion, see
Item 8. Financial Statements and Supplementary Data -- Note 10.
Subsequent Event.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1998, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
     -------------------------                       ---------------------                   -----------------------
Reimbursement     to    affiliates    for     Operating  expenses  are  reimbursed     Operating   expenses   incurred   on
operating expenses                            at the  lower of cost or 90  percent     behalf    of    the     Partnership:
                                              of  the  prevailing  rate  at  which     $45,018
                                              comparable  services could have been
                                              obtained  in  the  same   geographic     Accounting      and      administra-
                                              area.  If the  General  Partners  or     tive services:  $63,981
                                              their  affiliates  loan funds to the
                                              Partnership,  the  General  Partners
                                              or   their    affiliates   will   be
                                              reimbursed   for  the  interest  and
                                              fees     charged    to    them    by
                                              unaffiliated    lenders   for   such
                                              loans.  Affiliates  of  the  General
                                              Partners  from  time to  time  incur
                                              certain   operating    expenses   on
                                              behalf of the  Partnership for which
                                              the   Partnership   reimburses   the
                                              affiliates without interest.

Annual,  subordinated property management     One-half  of one percent per year of        $ - 0 -
fee to affiliates                             Partnership  assets under management
                                              (valued at cost),  subordinated to
                                              certain  minimum  returns  to  the
                                              Limited  Partners.   The  property
                                              management fee will not exceed the
                                              lesser  of one  percent  of  gross
                                              operating  revenues or competitive
                                              fees for comparable services.  Due
                                              to the fact  that  these  fees are
                                              non-cumulative,   if  the  Limited
                                              Partners do not receive  their 10%
                                              Preferred Return in any particular
                                              year, no property  management fees
                                              will be due or  payable  for  such
                                              year.


                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
     -------------------------                       ---------------------                   -----------------------
Deferred,    subordinated   real   estate     A   deferred,    subordinated   real        $ 20,400
disposition fee payable to affiliates         estate   disposition   fee,  payable
                                              upon   sale   of   one   or   more
                                              Properties,  in an amount equal to
                                              the  lesser of (i)  one-half  of a
                                              competitive       real      estate
                                              commission,  or (ii) three percent
                                              of  the   sales   price   of  such
                                              Property or Properties. Payment of
                                              such  fee  shall  be made  only if
                                              affiliates of the General Partners
                                              provide  a  substantial  amount of
                                              services  in  connection  with the
                                              sale of a Property  or  Properties
                                              and  shall  be   subordinated   to
                                              certain  minimum  returns  to  the
                                              Limited Partners.  However, if the
                                              net sales  proceeds are reinvested
                                              in a replacement Property, no such
                                              real estate  disposition  fee will
                                              be incurred until such replacement
                                              Property is sold and the net sales
                                              proceeds are distributed.

General        Partners'        deferred,     A   deferred,   subordinated   share        $ - 0 -
sub-ordinated  share of  Partnership  net     equal to one percent of  Partnership
cash flow                                     distributions   of  net  cash  flow,
                                              subordinated   to  certain   minimum
                                              returns to the Limited Partners.

General        Partners'        deferred,     A   deferred,   subordinated   share        $ - 0 -
sub-ordinated  share of  Partnership  net     equal    to    five    percent    of
sales  proceeds  from a sale or sales not     Partnership  distributions  of  such
in liquidation of the Partnership             net sales proceeds,  subordinated to
                                              certain   minimum   returns  to  the
                                              Limited Partners.





                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
     -------------------------                       ---------------------                   -----------------------
General  Partners'  share of  Partnership     Distributions  of net sales proceeds        $ - 0 -
net sales  proceeds  from a sale or sales     from   a   sale    or    sales    of
in liquidation of the Partnership             substantially     all     of     the
                                              Partnership's   assets   will   be
                                              distributed in the following order
                                              or priority: (i) first, to pay all
                                              debts  and   liabilities   of  the
                                              Partnership   and   to   establish
                                              reserves; (ii) second, to Partners
                                              with  positive   capital   account
                                              balances,   determined  after  the
                                              allocation  of  net  income,   net
                                              loss, gain and loss, in proportion
                                              to such  balances,  up to  amounts
                                              sufficient to reduce such balances
                                              to zero; and (iii) thereafter, 95%
                                              to the Limited  Partners and 5% to
                                              the General Partners.


         As discussed above in Item 8. Financial Statements and Supplementary Data -- Note 10. Subsequent Event, the Registrant has entered into an Agreement and Plan of Merger, dated March 11, 1999, with APF pursuant to which the Registrant would be merged with and into a subsidiary of APF in exchange for the issuance of APF Shares. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger. If the Merger is approved by Limited Partners holding units greater than 50% of the outstanding units of the Registrant, the General Partners of the Registrant would receive certain benefits. For instance, following the Merger, James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners, will continue to serve as directors of APF, with Mr. Seneff serving as Chairman and Mr. Bourne serving as Vice Chairman. As APF directors, they may also be entitled to receive stock options under any stock option plan adopted by APF.

                                                       PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1998 and 1997

                  Statements of Income for the years ended December 31, 1998, 1997, and 1996

                  Statements of Partners' Capital for the years ended December 31, 1998, 1997, and 1996

                  Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997, and 1996

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1998

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

         3.2 Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund, Ltd. (Included as Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on March 27, 1998, and incorporated herein by reference.)

         4.1 Certificate of Limited Partnership of CNL Income Fund, Ltd., as amended. (Included as Exhibit 4.1 to Amendment No. 1 to Registration Statement No. 33-2850 on Form S-11 and incorporated herein by reference.)

         4.2 Form of Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund, Ltd. (Included as
                  Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on March 27, 1998, and incorporated herein by reference.)

         10.1 Property Management Agreement. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 27, 1998, and incorporated herein by reference.)

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

         27       Financial Data Schedules (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1998 through December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1999.

                            CNL INCOME FUND, LTD.

                            By:      CNL REALTY CORPORATION
                                     General Partner

                                     /s/ Robert A. Bourne
                                     -----------------------------
                                     ROBERT A. BOURNE, President


                            By:      ROBERT A. BOURNE
                                     General Partner

                                     /s/ Robert A. Bourne
                                     -----------------------------
                                     ROBERT A. BOURNE


                             By:      JAMES M. SENEFF, JR.
                                      General Partner

                                      /s/ James M. Seneff, Jr.
                                      ------------------------------
                                      JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                    Title                                   Date
/s/ Robert A. Bourne                       President,   Treasurer  and  Director              March 30, 1999
---------------------------
Robert A. Bourne                           (Principal  Financial and  Accounting
                                           Officer)

/s/ James M. Seneff, Jr.                   Chief Executive  Officer and Director              March 30, 1999
---------------------------
James M. Seneff, Jr.                       (Principal Executive Officer)


                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1997, and 1996



                                                          Additions                           Deductions
                                                -------------------------------     -------------------------------
                                                                                                        Collected
                                                                                                        or Deter-
                                Balance at       Charged to       Charged to          Deemed            mined to         Balance
                                Beginning        Costs and          Other           Uncollec-            be Col-         at End
   Year        Description       of Year          Expenses         Accounts           tible             lectible         of Year
  --------   ----------------  -------------    -------------    --------------     ------------       ------------    -----------
   1996      Allowance for
                 doubtful
                 accounts         $ 122,136          $   --          $  1,413   (b)   $ 32,166   (c)      $ 89,970         $ 1,413
             (a)
                               =============    =============    ==============     ============       ============    ===========

  1997       Allowance for
                 doubtful
                 accounts          $  1,413         $   685          $  1,582   (b)     $  588   (c)         $  --         $ 3,092
             (a)
                               =============    =============    ==============     ============       ============    ===========

  1998       Allowance for
                 doubtful
                 accounts          $  3,092          $   --            $   --   (b)     $  290   (c)      $  2,802           $  --
             (a)
                               =============    =============    ==============     ============       ============    ===========


(a)      Deducted from receivables on the balance sheet.

(b)      Reduction of rental and other income.

(c)      Amounts written off as uncollectible.



                                                         CNL INCOME FUND, LTD.
                                                    (A Florida Limited Partnership)
                                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                           December 31, 1998

                                                                                  Costs Capitalized
                                                                                     Subsequent To
                                                            Initial Cost              Acquisition
                                                   --------------------------    --------------------
                                         Encum-                 Buildings and     Improve-  Carrying
                                         brances      Land      Improvements       ments      Costs
                                      ------------ ------------ -------------    ----------  -------

Properties the Partnership
  has Invested in:

    Golden Corral Family
      Steakhouse Restaurants:
      Virginia Beach, Virginia             -         $340,125      $580,432            -        -
      Kent Island, Maryland                -          140,703       637,826            -        -
      Salisbury, Maryland                  -          263,217       532,213            -        -
      Jasper, Alabama (d)                  -          220,665       473,818            -        -
      Eunice, Louisiana                    -          186,009       477,947            -        -

    Ground Round Restaurant:
      Camp Hill, Pennsylvania              -          331,962       531,174            -        -

    Pizza Hut Restaurant:
      Bowie, Texas                         -           29,683       106,042       10,897        -

    Popeyes Famous Fried
     Chicken Restaurants:
      Merritt Island, Florida              -          248,564       303,406            -        -

    Wendy's Old Fashioned
     Hamburger Restaurants:
      Mesa, Arizona                        -          440,339       328,579            -        -
      Oklahoma City, Oklahoma              -          278,878       393,423       20,000        -
      Stockbridge, Georgia                 -          282,482       363,008            -        -
      Mesquite, Texas                      -          443,956       456,983            -        -
      Payson, Arizona                      -          391,076       427,218            -        -

    Other:
      Angleton, Texas                      -          162,107       447,511        1,572        -
                                                 ------------  ------------  -----------  -------

                                                   $3,759,766    $6,059,580      $32,469        -
                                                 ============  ============  ===========  =======


Properties of Joint Ventures in
  Which the Partnership has
  a 50% Interest:

    Burger King Restaurant:
      Orlando, Florida                     -         $291,159      $695,033            -        -

    Pizza Hut Restaurant:
      Orlando, Florida                     -          206,575       234,064            -        -
                                                 ------------  ------------  -----------  -------

                                                     $497,734      $929,097            -        -
                                                 ============  ============  ===========  =======

Property in Which the Partnership
  has a 12.17% Interest as
  Tenants-in-Common and has
  Invested in Under an Operating
  Lease:

    Chevy's Fresh Mex Restaurant:
      Vancouver, Washington                -         $875,659    $1,389,366            -        -
                                                 ============  ============  ===========  =======





            Gross Amount at Which                                             Life on Which
           Carried at Close of Period (c)                                     Depreciation in
 -----------------------------------------                                     Latest Income
               Buildings and              Accumulated   of Con-     Date       Statement is
      Land      Improvements     Total    Depreciation struction  Acquired       Computed
 -------------  ------------  ----------- -----------  ---------  --------     -------------

   $340,125      $580,432      $920,557     $237,010    1986        10/86           (b)
    140,703       637,826       778,529      256,902    1986        12/86           (b)
    263,217       532,213       795,430      215,842    1986        12/86           (b)
    220,665       473,818       694,483      190,843    1986        12/86           (b)
    186,009       477,947       663,956      191,179    1987        01/87           (b)


    331,962       531,174       863,136       21,229    1983        10/97           (b)


     29,683       116,939       146,622       43,035    1976        12/87           (b)



    248,564       303,406       551,970      122,205    1983        12/86           (b)



    440,339       328,579       768,918      135,996    1986        08/86           (b)
    278,878       413,423       692,301      168,424    1986        08/86           (b)
    282,482       363,008       645,490      150,245    1986        08/86           (b)
    443,956       456,983       900,939      187,871    1986        09/86           (b)
    391,076       427,218       818,294      172,075    1986        12/86           (b)


    162,107       449,083       611,190      184,771    1986        09/86           (b)
-----------  ------------  ------------  -----------

 $3,759,766    $6,092,049    $9,851,815   $2,277,627
===========  ============  ============  ===========







   $291,159      $695,033      $986,192     $285,875    1986        11/86           (b)


    206,575       234,064       440,639       98,176    1986        06/86           (b)
-----------  ------------  ------------  -----------

   $497,734      $929,097    $1,426,831     $384,051
===========  ============  ============  ===========








   $875,659    $1,389,366    $2,265,025      $46,437    1994        12/97           (b)
===========  ============  ============  ===========





                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998


         (a) Transactions in real estate and accumulated depreciation during 1998, 1997, and 1996, are summarized as follows:

                                                                                                     Accumulated
                                                                                    Cost            Depreciation
                                                                               ---------------     ---------------
                    Properties the  Partnership  has Invested
                       in:

                           Balance, December 31, 1995                              $10,199,928          $1,901,068
                           Depreciation expense                                             --             207,706
                                                                               ---------------     ---------------

                           Balance, December 31, 1996                               10,199,928           2,108,774
                           Dispositions                                               (704,687)           (142,168)
                           Acquisition                                                 863,137                  --
                           Depreciation expense                                             --             206,307
                                                                               ---------------     ---------------

                           Balance, December 31, 1997                               10,358,378           2,172,913
                           Disposition                                                (506,563)           (101,467)
                           Depreciation expense                                             --             206,181
                                                                               ---------------     ---------------

                           Balance, December 31, 1998                              $ 9,851,815          $2,277,627
                                                                               ===============     ===============

                    Properties of Joint Ventures in Which
                        the  Partnership has a
                        50% Interest:

                           Balance, December 31, 1995                              $ 2,216,871          $ 422,581
                           Depreciation expense                                             --             44,225
                                                                               ---------------    ---------------

                           Balance, December 31, 1996                                2,216,871            466,806
                           Dispositions                                               (790,040)          (153,154)
                           Depreciation expense                                             --             39,303
                                                                               ---------------    ---------------

                           Balance, December 31, 1997                                1,426,831            352,955
                           Depreciation expense                                             --             31,096
                                                                               ---------------    ---------------

                           Balance, December 31, 1998                              $ 1,426,831          $ 384,051
                                                                               ===============    ===============


                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998

                                                                                                     Accumulated
                                                                                    Cost            Depreciation
                                                                               ---------------     ---------------
                    Property in Which the  Partnership
                        has a 12.17% Interest as
                        Tenants-in-Common and has
                        Invested in Under an Operating
                        Lease:

                           Balance, December 31, 1996                                  $    --            $    --
                           Acquisitions                                              2,265,025                 --
                           Depreciation expense                                             --                127
                                                                               ---------------    ---------------

                           Balance, December 31, 1997                                2,265,025                127
                           Depreciation expense                                             --             46,310
                                                                               ---------------    ---------------

                           Balance, December 31, 1998                              $ 2,265,025         $   46,437
                                                                               ===============    ===============


         (b)        Depreciation   expense  is  computed   for   buildings   and
                    improvements based upon estimated lives of 30 years.

         (c) As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $9,535,350 and $3,691,857, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

          3.2 Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund, Ltd. (Included as Exhibit
                      3.2 to Form 10-K filed with the Securities and Exchange Commission on March 27, 1998, and incorporated herein by reference.)

          4.1 Certificate of Limited Partnership of CNL Income Fund, Ltd., as amended. (Included as Exhibit 4.1 to Amendment No. 1 to Registration Statement No. 33-2850 on Form S-11 and incorporated herein by reference.)

          4.2 Form of Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund, Ltd. (Included as
                      Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on March 27, 1998, and incorporated herein by reference.)

         10.1 Property Management Agreement. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 27, 1998, and incorporated herein by reference.)

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