Form 10-Q
period 1999-03-31
CNL INCOME FUND LTD
filed 1999-05-17
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

   For the transition period from ___________________ to ___________________


                             Commission file number
                                     0-15666
                     ---------------------------------------


                              CNL Income Fund, Ltd.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                            59-2666264
---------------------------------------         -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)


400 East South Street
Orlando, Florida                                                 32801
----------------------------------              ------------------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number
(including area code)                                      (407) 650-1000
                                               --------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS




                                                                                    Page
Part I.
     Item 1.      Financial Statements:

                      Condensed Balance Sheets

                      Condensed Statements of Income

                      Condensed Statements of Partners' Capital

                      Condensed Statements of Cash Flows

                      Notes to Condensed Financial Statements

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk


Part II.

     Other Information

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             March 31,             December 31,
                                                                               1999                    1998
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,328,432 and
       $2,277,627                                                              $ 7,523,383             $ 7,574,188
   Investment in joint ventures                                                    836,967                 841,379
   Cash and cash equivalents                                                       229,785                 252,521
   Receivables, less allowance for doubtful accounts
       of $12,525 in 1999                                                            7,883                  30,959
   Prepaid expenses                                                                  4,490                   5,463
   Lease costs, less accumulated amortization of
       $25,000 and $24,375                                                          25,000                  25,625
   Accrued rental income                                                            29,747                  30,791
                                                                         ------------------     -------------------

                                                                               $ 8,657,255             $ 8,760,926
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $   32,994               $     736
   Accrued and escrowed real estate taxes payable                                    3,207                   1,024
   Distributions payable                                                           266,982                 266,982
   Due to related parties                                                          126,196                 129,060
   Rents paid in advance and deposits                                               21,930                  36,105
                                                                         ------------------     -------------------
       Total liabilities                                                           451,309                 433,907

   Partners' capital                                                             8,205,946               8,327,019
                                                                         ------------------     -------------------

                                                                               $ 8,657,255             $ 8,760,926
                                                                         ==================     ===================




           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                            Quarter Ended
                                                                              March 31,
                                                                      1999                 1998
                                                                 ----------------     ----------------
Revenues:
    Rental income from operating leases                               $  233,666            $ 273,609
    Interest and other income                                              1,598                3,129
                                                                 ----------------     ----------------
                                                                         235,264              276,738
                                                                 ----------------     ----------------

Expenses:
    General operating and administrative                                  21,676               22,148
    Professional services                                                  2,265                2,785
    Real estate taxes                                                      1,091                1,081
    State and other taxes                                                  5,667                4,407
    Depreciation and amortization                                         51,430               53,651
    Transaction costs                                                     31,116                   --
                                                                 ----------------     ----------------
                                                                         113,245               84,072
                                                                 ----------------     ----------------

Income Before Equity in Earnings of Joint Ventures                       122,019              192,666

Equity in Earnings of Joint Ventures                                      23,890               20,873
                                                                 ----------------     ----------------

Net Income                                                            $  145,909            $ 213,539
                                                                 ================     ================

Allocation of Net Income:
    General partners                                                   $   1,459            $   2,135
    Limited partners                                                     144,450              211,404
                                                                 ----------------     ----------------

                                                                      $  145,909            $ 213,539
                                                                 ================     ================

Net Income Per Limited Partner Unit                                    $    4.82             $   7.05
                                                                 ================     ================

Weighted Average Number of Limited Partner
    Units Outstanding                                                     30,000               30,000
                                                                 ================     ================




           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                           Quarter Ended           Year Ended
                                                             March 31,            December 31,
                                                                1999                  1998
                                                         -------------------    ------------------
General partners:
    Beginning balance                                           $   330,430            $  321,759
    Net income                                                        1,459                 8,671
                                                         -------------------    ------------------
                                                                    331,889               330,430
                                                         -------------------    ------------------

Limited partners:
    Beginning balance                                             7,996,589             8,707,291
    Net income                                                      144,450               992,766
    Distributions ($8.90 and $56.78 per
       limited partner unit, respectively)                         (266,982 )          (1,703,468 )
                                                         -------------------    ------------------
                                                                  7,874,057             7,996,589
                                                         -------------------    ------------------

Total partners' capital                                        $  8,205,946           $ 8,327,019
                                                         ===================    ==================

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                  1999               1998
                                                                              --------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents:

    Net Cash Provided by Operating Activities                                     $ 244,246          $ 290,063
                                                                              --------------    ---------------

    Cash Flows from Investing Activities:
       Decrease in restricted cash                                                        --            126,009
                                                                              --------------    ---------------
          Net cash provided by investing activities                                      --            126,009
                                                                              --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (266,982 )         (316,221 )
                                                                              --------------    ---------------
          Net cash used in financing activities                                    (266,982 )         (316,221 )
                                                                              --------------    ---------------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                                                     (22,736 )           99,851

Cash and Cash Equivalents at Beginning of Quarter                                   252,521            184,130
                                                                              --------------    ---------------

Cash and Cash Equivalents at End of Quarter                                       $ 229,785          $ 283,981
                                                                              ==============    ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                                 $ 266,982          $ 316,221
                                                                              ==============    ===============

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


1.   Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund, Ltd. (the "Partnership") for the year ended December 31, 1998.

2.   Merger Transaction:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,157,759 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $11,384,042 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


2.     Merger Transaction - continued:

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

        On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1999, the Partnership owned 17 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1999 and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). For the quarters ended March 31, 1999 and 1998, the Partnership generated cash from operations of $244,246 and $290,063, respectively. The decrease in cash from operations for the quarter ended March 31, 1999 is primarily a result of changes in income and expenses as described in "Results of Operations" below.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the limited partners. At March 31, 1999, the Partnership had $229,785 invested in such short-term investments, as compared to $252,521 at December 31, 1998.

         Total liabilities of the Partnership, including distributions payable, increased to $451,309 at March 31, 1999, from $433,907 at December 31, 1998, primarily as a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The increase in liabilities at March 31, 1999 was partially offset by a decrease in rents paid in advance at March 31, 1999, as compared to December 31, 1998. Liabilities at March 31, 1999, to the extent they exceed cash and cash equivalents at March 31, 1999, will be paid from future cash from operations and, in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

         Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $266,982 and $316,221 for the quarters ended March 31, 1999 and 1998, respectively. This represents distributions of $8.90 and $10.54 per unit for the quarters ended March 31, 1999 and 1998, respectively. No distributions were made to the general partners for the quarters ended March 31, 1999 and 1998. No amounts distributed to the limited partners for the quarters ended March 31, 1999 and 1998 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. APF has agreed to issue 1,157,759 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $11,384,042 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The
general   partners  intend  to  recommend  that  the  limited  partners  of  the
Partnership approve the Merger. In connection with their recommendation the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Results of Operations

         During the quarter ended March 31, 1998, the Partnership owned and leased 15 wholly owned Properties (which included one Property in Kissimmee, Florida, which was sold in April 1998) to operators of fast-food and family-style restaurant chains and during the quarter ended March 31, 1999, the Partnership owned and leased 14 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $233,666 and $273,609, respectively, in rental income from these Properties. Rental income decreased during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, by approximately $15,200 as a result of the sale of a Property during 1998.

         The decrease in rental income during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is also partially a result of the fact that during the quarter ended March 31, 1999, the Partnership established an allowance for doubtful accounts of approximately $11,800 in connection with the tenant of the Property in Mesquite, Texas filing for bankruptcy. While the tenant has not rejected or affirmed this lease, there can be no assurance that the lease will not be rejected in the future. The possible rejection of this lease could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner. In addition, due to the financial difficulties the tenant is experiencing, contingent rental income relating to the Mesquite, Texas Property decreased by approximately $6,500 during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998.

         For the quarters ended March 31, 1999 and 1998, the Partnership owned and leased two Properties indirectly through joint venture arrangements and one Property with affiliates as tenants-in-common. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $23,890 and $20,873, respectively, attributable to net income earned by these joint ventures.

         Operating expenses, including depreciation and amortization expense, were $113,245 and $84,072 for the quarters ended March 31, 1999 and 1998, respectively. The increase in operating expenses is primarily attributable to the fact that the Partnership incurred $31,116 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the limited partners reject the merger, the Partnership will bear their portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The Partnership does not have any information or non-information technology systems. The general partners and affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct, because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the Companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, they have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings.

              On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit, Jon Hale, Mary J. Hewitt, Charles A. Hewitt, and Gretchen M. Hewitt v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the Messrs. Seneff and Bourne and CNL Realty Corporation, as general partners of the CNL Income Funds, breached their fiduciary duties and violated the provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed acquisition of the CNL Income Funds by APF. The plaintiffs are seeking unspecified damages and equitable relief. The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against such claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Item 2.       Changes in Securities.  Inapplicable.

Item 3.       Defaults upon Senior Securities.  Inapplicable.

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.

Item 5.       Other Information.  Inapplicable.

Item 6.       Exhibits and Reports on Form 8-K.

               (a)  Exhibits

                      2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of the Registration Statement of APF on Form S-4, File No. 74329.)

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

                      27       Financial Data Schedule (Filed herewith.)

               (b)  Reports on Form 8-K

                      Current Report on Form 8-K dated March 11, 1999 and filed March 12, 1999, describing the proposed Merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 1999.


                           CNL INCOME FUND, LTD.

                           By:  CNL REALTY CORPORATION
                                General Partner


                                  By:         /s/ James M. Seneff, Jr.
                                              -------------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                  By:         /s/ Robert A. Bourne
                                              ------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)