Form 10-K/A
period 1997-12-31
CNL INCOME FUND LTD
filed 1999-07-21
CIK 788338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-K/A


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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

         The Form 10-K of CNL Income Fund, Ltd. for the year ended December 31, 1997 is being amended to provide additional disclosure under Item 1. Business,
Item 2. Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources.



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


         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the
"Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $13,284,970, and were used to acquire 20 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1992, the Partnership sold its Property in San Dimas, California. During the year ended December 31, 1994, the Partnership sold its Property in Fairfield, California. During the year ended December 31, 1996, the Partnership sold a small, undeveloped portion of land relating to its Property in Mesquite, Texas. This sale of land had no bearing on the operations of the Property or the restaurant business. During the year ended December 31, 1997, the Partnership sold its Property in Casa Grande, Arizona to a third party. In addition, during 1997, Seventh Avenue Joint Venture, in which the Partnership owns a 50 percent interest, sold its Property to the tenant and the Partnership received a return of capital from the net sales proceeds. The Partnership reinvested the majority of the net sales proceeds from the sale of the Property in Casa Grande, Arizona, and the return of capital received from Seventh Avenue Joint Venture in a Property in Camp Hill, Pennsylvania, and in a Property in Vancouver, Washington, as tenants-in-common , with affiliates of the General Partners. As a result of the above transactions, the Partnership owned 18 Properties as of December 31, 1997, including interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.


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


Joint Venture Arrangements and Tenancy in Common Arrangements

         The Partnership had entered into three separate joint venture arrangements, Sand Lake Road Joint Venture, Orange Avenue Joint Venture and Seventh Avenue Joint Venture, with Pembrook Properties, an unaffiliated entity, to purchase and hold three of the Properties through such joint ventures. During 1997, Seventh Avenue Joint Venture was liquidated upon the sale of the Property held by the joint venture and distributions of the net sales proceeds were made to each joint venture partner in accordance with the terms of the joint venture agreement. The joint venture arrangements for Sand Lake Road Joint Venture and Orange Avenue Joint Venture provide for the Partnership and its joint venture partner to share equally in all costs and benefits associated with the joint venture. The Partnership and its joint venture partners are jointly and severally liable for all debts, obligations and other liabilities of the joint venture.


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


         In addition to the above joint venture agreements, in December 1997, the Partnership entered into an agreement to hold a Property in Vancouver, Washington, as tenants-in-common with CNL Income Fund II, Ltd., CNL Income Fund V, Ltd. and CNL Income Fund VI, Ltd., each of which is a limited partnership organized pursuant to the laws of the State of Florida and each of which is an affiliate of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to their percentage interests. The Partnership owns a 12.17% interest in this Property. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the property if the proceeds are reinvested in an additional property.


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


Item 2.  Properties


         As of December 31, 1997, the Partnership owned 18 Properties. Of the 18 Properties, 15 are owned by the Partnership in fee simple, two are owned through joint venture arrangements and one is owned through a tenancy in common arrangement with affiliates of the General Partners. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.


Description of Properties

         Land. The Partnership's Property sites range from approximately 16,000 to 95,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.


         The following table lists the Properties owned by the Partnership as of December 31, 1997 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

         State                             Number of Properties


         Alabama                                    1
         Arizona                                    2
         Florida                                    4
         Georgia                                    1
         Louisiana                                  1
         Maryland                                   2
         Oklahoma                                   1
         Pennsylvania                               1
         Texas                                      3
         Virginia                                   1
         Washington                                 1
                                               ------
         TOTAL PROPERTIES:                         18
                                               ======



         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,900 to 7,400 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1997, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 19, 31.5 and 40 years for federal income tax purposes. As of December 31, 1997, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $10,041,912 and $2,816,198, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by Restaurant Chain.


         Restaurant Chain                    Number of Properties


         Burger King                                  1
         Chevy's Fresh Mex                            1
         Golden Corral                                5
         Ground Round                                 1
         Jade Hunan                                   1
         Pizza Hut                                    2
         Popeyes                                      2
         Wendy's                                      5
                                                 ------
         TOTAL PROPERTIES                            18
                                                 ======

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


         Leases. The Partnership leases the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

         As of December 31, 1997, all of the Properties were leased. The following is a schedule of the average annual rent for each of the five years ending with 1997:

                                                        For the Year Ended December 31:
                                   1997            1996              1995             1994             1993
                              ------------     --------------    ------------     ------------     ------------

    Rental Income (1)          $1,183,568        $1,232,983       $1,300,447        $1,360,619      $1,416,483
    Properties                         18                18               18                18              19
    Average Rent per Unit         $65,754           $68,499          $72,247           $75,590         $74,552

(1) Rental income includes the Partnership's share of rental income from the two Properties owned through joint venture arrangements and the property owned through a tenancy in common arrangement.

         The following is a schedule of lease expirations for leases in place as of December 31, 1997 for each of the ten years beginning with 1998 and thereafter.

                                                                                 Percentage of
                                  Number               Annual Rental              Gross Annual
    Expiration Year           of Leases                 Income                   Rental Income
-----------------------  ------------------   -------------------------          --------------
      1998                         -                        -                            -
      1999                         1                   27,820                        2.40%
      2000                         -                        -                            -
      2001                         6                  512,071                       43.60%
      2002                         -                        -                            -
      2003                         1                   64,896                        5.50%
      2004                         -                        -                            -
      2005                         -                        -                            -
      2006                         4                  249,569                       21.20%
      2007                         1                   15,960                        1.40%
      Thereafter                   5                  305,363                       25.90%
                            --------              ---------------               --------------
      Totals                      18                1,175,679                      100.00%
                            ========              ===============               ==============


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

                                                      1997 (1)                          1996 (1)
                                        ---------------------------------     ------------------------------
                                            High       Low      Average        High       Low      Average
         First Quarter                       (2)        (2)         (2)         $422      $422        $422
         Second Quarter                      $422      $380        $401          422       422         422
         Third Quarter                        422       422         422          500       500         500
         Fourth Quarter                       444       410         427          469       377         422

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

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.


Item 6.  Selected Financial Data

                                                   1997         1996         1995         1994         1993
                                              -------------  -----------  -----------  -----------  -----------
Year ended December 31:
    Revenues (1)                                $ 1,333,000  $ 1,389,308  $ 1,290,567  $ 1,358,871  $ 1,412,327
    Net income (2)                                1,248,757    1,083,109      962,102    1,208,576    1,039,545
    Cash distributions
       declared (3)                               1,264,884    1,264,884    1,264,883    2,279,123    1,417,622
    Net income per Unit (2)                           41.24        35.75        31.75        39.91        34.31
    Cash distributions declared
       per Unit (3)                                   42.16        42.16        42.16        75.97        47.25

At December 31:
    Total assets                                $ 9,500,078  $ 9,479,777  $ 9,668,878  $10,857,414  $10,930,600
    Partners' capital                             9,029,050    9,045,177    9,226,952    9,529,733   10,480,280

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

         In addition, in August 1997, Seventh Avenue Joint Venture, in which the Partnership owned a 50 percent interest, sold its Property to its tenant for $950,000 and received net sales proceeds (net of $2,678 which represents prorated rent returned to the tenant) of $944,747, resulting in a gain to the joint venture of approximately $295,100 for financial reporting purposes. The Property was originally acquired by Seventh Avenue Joint Venture in June 1986 and had a total cost of approximately $770,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $177,400 in excess of its original purchase price. During 1997, as a result of the sale of the Property, the joint venture was dissolved in accordance with the joint venture agreement. As a result, the Partnership received approximately $472,400, representing its pro-rata share of the net sales proceeds received by the joint venture. In October 1997, the Partnership reinvested a portion of the return of capital in a Ground Round Property in Camp Hill, Pennsylvania, as described below. In December 1997, the Partnership reinvested the remaining return of capital in a Property located in Vancouver, Washington, as tenants- in-common with affiliates of the General Partners. The Partnership anticipates that it will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

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


         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1997, the Partnership had $184,130 invested in such short-term investments as compared to $159,379 at December 31, 1996. As of December 31, 1997, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately four percent annually. The funds remaining at December 31, 1997, will be used for the payment of distributions and other liabilities.

 Short-Term Liquidity

          The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.


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

         The Partnership  generally  distributes cash from operations  remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operations, proceeds from the sale of Properties as described above, and to a lesser extent loans received from the General Partners, the Partnership declared distributions to Limited Partners of $1,264,884 for each of the years ended December 31, 1997 and 1996, and $1,264,883 for the year ended December 31, 1995. This represents distributions of $42.16 per Unit for each of the years ended December 31, 1997, 1996, and 1995. No amounts distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.


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


         The decrease in rental income during 1997, as compared to 1996, is also partially attributable to, and the decrease during 1996, as compared to 1995, is partially offset by, the fact that during 1996, the Partnership recognized as income approximately $62,000 due under the promissory note with the tenant of the Property in Mesquite, Texas, for which the Partnership had previously established an allowance for doubtful accounts as the result of collection being doubtful, as described above in " Capital Resources."

         During  the  years  ended  December  31,  1997,   1996  and  1995,  the
Partnership also earned $22,205, $56,409 and $35,176, respectively, in contingent rental income. The decrease in contingent rental income during 1997, as compared to 1996, and the increase during 1996, as compared to 1995, is attributable to the fact that during 1996, the Partnership recognized approximately $27,800 in contingent rental income due under the promissory note with the tenant of the Property in Mesquite, Texas, for which the Partnership had previously established an allowance for doubtful accounts as the result of collection being doubtful, as described above in "Capital Resources."

         During the years ended December 31, 1997, 1996 and 1995, the Partnership also earned $22,210, $101,293 and $13,011, respectively, in interest and other income. The decrease in interest and other income during 1997, as compared to 1996, and the increase during 1996, as compared to 1995, is primarily attributable to the fact that during 1996, the Partnership recognized approximately $82,600 in interest and other income due under the promissory note with the tenant of the Property in Mesquite, Texas, for which the Partnership had previously established an allowance for doubtful accounts due to collection being doubtful, as described above in "Capital Resources."

         In addition, during the years ended December 31, 1997, 1996 and 1995, the Partnership earned $250,142, $116,076 and $112,974, respectively, attributable to net income earned by the three joint ventures in which the Partnership is a co-venturer (including one Property owned and leased by Seventh Avenue Joint Venture, which was sold in August 1997). The increase in net income earned by joint ventures is primarily attributable to the fact that in August 1997, Seventh Avenue Joint Venture, in which the Partnership owns a 50 percent interest, recognized a gain of approximately $295,100 for financial reporting purposes, as a result of the sale of its Property, as described above in " Capital Resources." The increase in net income earned by joint ventures during 1997, was partially offset by a decrease of $31,300 in base rental income earned by the joint venture due to the sale of the Property in August 1997.


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


         As a result of the sale of the Property in Casa Grande, Arizona, as described above in "Capital Resources," the Partnership recognized a gain of $233,183 during 1997, for financial reporting purposes. In 1996, the Partnership sold a portion of land related to the Property in Mesquite, Texas, as described above in "Capital Resources," and recognized a gain of $19,000 for financial reporting purposes. No Properties were sold during the year ended December 31, 1995.


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

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of July, 1999.


                                        CNL INCOME FUND, LTD.

                                        By:      CNL REALTY CORPORATION
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 ---------------------------
                                                 ROBERT A. BOURNE, President


                                        By:      ROBERT A. BOURNE
                                                 General Partner

                                                 /s/ Robert A. Bourne
                                                 --------------------------
                                                 ROBERT A. BOURNE


                                        By:      JAMES M. SENEFF, JR.
                                                 General Partner

                                                 /s/ James M. Seneff, Jr.
                                                 --------------------------
                                                 JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                                      Title                           Date
/s/ Robert A. Bourne               President, Treasurer and Director       July 21, 1999
------------------------           (Principal Financial and Accounting
Robert A. Bourne                   Officer)

/s/ James M. Seneff, Jr.           Chief Executive Officer and Director    July 21, 1999
------------------------           (Principal Executive Officer)
James M. Seneff, Jr.