Form 10-Q
period 1999-06-30
CNL INCOME FUND LTD
filed 1999-08-13
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

    For the transition period from __________________ to ___________________


                             Commission file number
                                     0-15666
                     ---------------------------------------


                              CNL Income Fund, Ltd.
     ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                         59-2666264
----------------------------------             --------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


400 East South Street
Orlando, Florida                                               32801
----------------------------------              --------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                        (407) 650-1000
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

                      Condensed Statements of Cash Flows

                      Notes to Condensed Financial Statements

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk


Part II.

     Other Information


                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             June 30,              December 31,
                                                                               1999                    1998
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,379,237 and
       $2,277,627, respectively                                                $ 7,472,578             $ 7,574,188
   Investment in joint ventures                                                    832,194                 841,379
   Cash and cash equivalents                                                       203,524                 252,521
   Receivables, less allowance for doubtful accounts
       of $30,168 in 1999                                                           10,896                  30,959
   Prepaid expenses                                                                  6,623                   5,463
   Lease costs, less accumulated amortization of
       $25,625 and $24,375, respectively                                            24,375                  25,625
   Accrued rental income                                                            31,065                  30,791
                                                                         ------------------     -------------------

                                                                               $ 8,581,255             $ 8,760,926
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $   32,083               $     736
   Escrowed real estate taxes payable                                                4,100                   1,024
   Distributions payable                                                           266,982                 266,982
   Due to related parties                                                          149,805                 129,060
   Rents paid in advance and deposits                                               17,930                  36,105
                                                                         ------------------     -------------------
       Total liabilities                                                           470,900                 433,907

   Commitments and Contingencies (Note 2)

   Partners' capital                                                             8,110,355               8,327,019
                                                                         ------------------     -------------------

                                                                               $ 8,581,255             $ 8,760,926
                                                                         ==================     ===================




           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                Quarter Ended                    Six Months Ended
                                                                   June 30,                          June 30,
                                                             1999            1998              1999             1998
                                                          -----------     -----------       -----------      -----------
Revenues:
    Rental income from operating leases                    $ 248,493       $ 257,223          $482,159        $ 530,832
    Interest and other income                                  3,605           9,327             5,203           12,456
                                                          -----------     -----------       -----------      -----------
                                                             252,098         266,550           487,362          543,288
                                                          -----------     -----------       -----------      -----------

Expenses:
    General operating and administrative                      17,404          23,354            39,080           45,502
    Professional services                                      8,937           9,817            11,202           12,602
    Real estate taxes                                             --           1,080             1,091            2,161
    State and other taxes                                         --              43             5,667            4,450
    Depreciation and amortization                             51,430          52,171           102,860          105,822
    Transaction costs                                         26,454              --            57,570               --
                                                          -----------     -----------       -----------      -----------
                                                             104,225          86,465           217,470          170,537
                                                          -----------     -----------       -----------      -----------

Income Before Equity in Earnings of Joint
    Ventures      and Gain on Sale of Land and
    Building                                                 147,873         180,085           269,892          372,751

Equity in Earnings of Joint Ventures                          23,518          20,584            47,408           41,457

Gain on Sale of Land and Building                                 --         235,804                --          235,804
                                                          -----------     -----------       -----------      -----------

Net Income                                                 $ 171,391       $ 436,473          $317,300        $ 650,012
                                                          ===========     ===========       ===========      ===========

Allocation of Net Income:
    General partners                                         $ 1,714         $ 3,022          $  3,173          $ 5,157
    Limited partners                                         169,677         433,451           314,127          644,855
                                                          -----------     -----------       -----------      -----------

                                                           $ 171,391       $ 436,473          $317,300        $ 650,012
                                                          ===========     ===========       ===========      ===========

Net Income Per Limited Partner Unit                          $  5.66         $ 14.45          $  10.47          $ 21.50
                                                          ===========     ===========       ===========      ===========

Weighted Average Number of Limited Partner
    Units Outstanding                                         30,000          30,000            30,000           30,000
                                                          ===========     ===========       ===========      ===========



           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                      Six Months Ended              Year Ended
                                                                          June 30,                 December 31,
                                                                            1999                       1998
                                                                   -----------------------    -----------------------
General partners:
    Beginning balance                                                      $  330,430                  $  321,759
    Net income                                                                  3,173                       8,671
                                                                      ----------------           -----------------
                                                                              333,603                     330,430
                                                                      ----------------           -----------------

Limited partners:
    Beginning balance                                                       7,996,589                   8,707,291
    Net income                                                                314,127                     992,766
    Distributions ($17.80 and $56.78 per
       limited partner unit, respectively)                                   (533,964 )                (1,703,468 )
                                                                      ----------------           -----------------
                                                                            7,776,752                   7,996,589
                                                                      ----------------           -----------------

Total partners' capital                                                   $ 8,110,355                 $ 8,327,019
                                                                      ================           =================


           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                  1999               1998
                                                                              --------------    ---------------
Increase (Decrease) in Cash and Cash Equivalents:

    Net Cash Provided by Operating Activities                                     $ 484,967          $ 557,386
                                                                              --------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                                            --            661,300
       Decrease in restricted cash                                                        --            126,009
                                                                              --------------    ---------------
          Net cash provided by investing activities                                      --            787,309
                                                                              --------------    ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (533,964 )         (632,442 )
                                                                              --------------    ---------------
          Net cash used in financing activities                                    (533,964 )         (632,442 )
                                                                              --------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                                (48,997 )          712,253

Cash and Cash Equivalents at Beginning of Period                                    252,521            184,130
                                                                              --------------    ---------------

Cash and Cash Equivalents at End of Period                                        $ 203,524          $ 896,383
                                                                              ==============    ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Deferred real estate disposition fee incurred
          and unpaid at end of period                                                $   --           $ 20,400
                                                                              ==============    ===============

       Distributions declared and unpaid at end of
          quarter                                                                 $ 266,982          $ 853,283
                                                                              ==============    ===============


           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


1.   Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund, Ltd. (the "Partnership") for the year ended December 31, 1998.

2.   Commitments and Contingencies:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 578,880 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $11,384,042 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


2.       Commitments and Contingencies - Continued:

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

         On May 11, 1999, certain limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.


3.   Subsequent Event:

         In July 1999, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $21,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1999, the Partnership owned 17 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1999 and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). For the six months ended June 30, 1999 and 1998, the Partnership generated cash from operations of $484,967 and $557,386, respectively. The decrease in cash from operations for the six months ended June 30, 1999 is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         In addition, in July 1999, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $21,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

         Currently, rental income from the Partnership's Properties and any amounts borrowed under a promissory note, as described above, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the limited partners. At June 30, 1999, the Partnership had $203,524 invested in such short-term investments, as compared to $252,521 at December 31, 1998. The funds remaining at June 30, 1999 will be used to pay distributions and other liabilities.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, for the six months ended June 30, 1998, proceeds from the sale of a Property, and to a lesser extent, the loan received from the corporate general partner in July 1999, the Partnership declared distributions to limited partners of $533,964 and
$1,169,504 for the six months ended June 30, 1999 and 1998, respectively ($266,982 and $853,283 for the quarters ended June 30, 1999 and 1998, respectively). This represents distributions of $17.80 and $38.98 per unit for the six months ended June 30, 1999 and 1998, respectively ($8.90 and $28.44 for the quarters ended June 30, 1999 and 1998, respectively). The distribution for the six months ended June 30, 1998, included $586,300 of net sales proceeds from the sale of the Property in Kissimmee, Florida. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $216,361 was applied towards the limited partners' ten percent preferred return and the balance of $369,939 was treated as a return of capital for purposes of calculating the limited partners' ten percent preferred return. As a result of this return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the ten percent preferred return is calculated was lowered accordingly. As a result of the sale of the Property, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted. No distributions were made to the general partners for the quarters and six months ended June 30, 1999 and 1998. No amounts distributed to the limited partners for the six months ended June 30, 1999 and 1998, except for $369,939 as described above, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $470,900 at June 30, 1999, from $433,907 at December 31, 1998, primarily as a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The increase in liabilities at June 30, 1999 was partially offset by a decrease in rents paid in advance at June 30, 1999, as compared to December 31, 1998. Liabilities at June 30, 1999, to the extent they exceed cash and cash equivalents at June 30, 1999, will be paid from future cash from operations and, in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1998, the Partnership owned and leased 15 wholly owned Properties (which included one Property in Kissimmee, Florida, which was sold in April 1998), and during the six months ended June 30, 1999, the Partnership owned and leased 14 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1999 and 1998, the Partnership earned $482,159 and $530,832, respectively, in rental income from these Properties, $248,493 and $257,223 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. The decrease in rental income during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, is partially attributable to a decrease in rental income as a result of the sale of the Property in Kissimmee, Florida, during 1998.

         The decrease in rental income during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, is also partially a result of the fact that during the quarter and six months ended June 30, 1999, the Partnership established an allowance for doubtful accounts in connection with the tenant of the Property in Mesquite, Texas filing for bankruptcy. While the tenant has not rejected or affirmed this lease, there can be no assurance that the lease will not be rejected in the future. The possible rejection of this lease could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner.

         For the six months ended June 30, 1999 and 1998, the Partnership owned and leased two Properties indirectly through joint venture arrangements and one Property with affiliates of the general partners as tenants-in-common. In connection therewith, during the six months ended June 30, 1999 and 1998, the Partnership earned $47,408 and $41,457, respectively, attributable to net income earned by these joint ventures, $23,518 and $20,584 of which was earned during the quarters ended June 30, 1999 and 1998, respectively.

         Operating expenses, including depreciation and amortization expense, were $217,470 and $170,537 for the six months ended June 30, 1999 and 1998, respectively, of which $104,225 and $86,465 were incurred for the quarters ended June 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, is primarily attributable to the fact that the Partnership incurred $26,454 and $57,750, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the limited partners reject the Merger, the Partnership will bear their portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         As a result of the sale of a Property during the six months ended June 30, 1998, the Partnership recognized a gain of $235,804 for financial reporting purposes. No Properties were sold during the six months ended June 30, 1999.

Proposed Merger

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 578,880 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $11,384,042 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interest must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates, in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. As of June 30, 1999 the Partnership did not have any information or non-information technology systems. The general partners and certain of the affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 team, for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from certain of the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect that all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and their affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates will have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and their affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, we have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

              On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

Item 2.       Changes in Securities.  Inapplicable.

Item 3.       Defaults upon Senior Securities.  Inapplicable.

Item 4.       Submission of Matters to a Vote of Security Holders. Inapplicable.

Item 5.       Other Information.  Inapplicable.

Item 6.       Exhibits and Reports on Form 8-K.

(a)  Exhibits

                      2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 and as amended June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 1 to the Registration Statement of APF on Form S-4, File No. 74329.)

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

                      4.2 Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund, Ltd. (Included as Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on March 27, 1998, and incorporated herein by reference.)

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

                      27       Financial Data Schedule (Filed herewith.)

             (b)      Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August, 1999.


                    CNL INCOME FUND, LTD.

                             By: CNL REALTY CORPORATION
                                 General Partner


                                    By:         /s/ James M. Seneff, Jr.
                                                ---------------------------
                                                JAMES M. SENEFF, JR.
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                    By:         /s/ Robert A. Bourne
                                                ---------------------------
                                                ROBERT A. BOURNE
                                                President and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)