Form 10-K405/A
period 1998-12-31
CNL INCOME FUND LTD
filed 1999-11-10
CIK 788338

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-K/A
                                Amendment No. 1
                                  (Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended      December 31, 1998
                                     --------------------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X      No
                                         ---------     -----

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business, Item 2. Properties, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.


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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $13,284,970, and were used to acquire 20 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1996, the Partnership sold a small, undeveloped portion of land relating to its Property in Mesquite, Texas. This sale of land had no bearing on the operations of the Property or the
restaurant business.   During the year ended December 31, 1997, the Partnership
sold its Property in Casa Grande, Arizona to a third party. In addition, during 1997, Seventh Avenue Joint Venture, in which the Partnership owned a 50 percent interest, sold its Property to the tenant and the Partnership received a return of capital from the net sales proceeds. The Partnership reinvested the majority of the net sales proceeds from the sale of the Property in Casa Grande, Arizona, and the return of capital received from Seventh Avenue Joint Venture in a Property in Camp Hill, Pennsylvania, and in a Property in Vancouver, Washington, as tenants-in-common , with affiliates of the General Partners. During 1998, the Partnership sold its Property in Kissimmee, Florida to the tenant and distributed the majority of the net sales proceeds as a special distribution to the Limited Partners and made the remaining net sales proceeds available to pay Partnership liabilities. As a result of the above transactions, as of December 31, 1998, the Partnership owned 17 Properties. The 17 Properties include interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     Generally, the leases of the Properties provide for two or three five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has
elapsed.   Fair market value will be determined through an appraisal by an independent appraisal firm. Additionally, certain leases provide the lessees the option to purchase up to a 49 percent joint venture interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above multiplied by the percentage interest in the Property with respect to which the option is being exercised.

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

Major Tenants

     During 1998, Golden Corral Corporation contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from two Properties owned by joint ventures and a Property owned with affiliates as tenants-in-common). As of December 31, 1998, Golden Corral Corporation was the lessee under leases relating to five restaurants. It is anticipated that Golden Corral Corporation will continue to contribute ten percent or more of the Partnership's total rental income in 1999 and subsequent years. In addition, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), each accounted for more than ten percent of the Partnership's total rental income in 1998 (including the Partnership's share of the rental income from two Properties owned by joint ventures and a Property owned with affiliates as tenants-in-common). In subsequent years, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 1998, Golden Corral Corporation leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

     The Partnership has entered into two separate joint venture arrangements:
Sand Lake Road Joint Venture and Orange Avenue Joint Venture, each with Pembrook Properties, an unaffiliated entity, for each joint venture to purchase and hold one Property. The joint venture arrangements for Sand Lake Road Joint Venture and Orange

Avenue Joint Venture provide for the Partnership and its joint venture partner to share equally in all costs and benefits associated with the joint venture. The Partnership has a 50 percent interest in each of Sand Lake Road Joint Venture and Orange Avenue Joint Venture. The Partnership and its joint venture partner are jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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

     The Partnership shares management control for each joint venture with Pembrook Properties. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to the joint venture partner, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.

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

     In addition to the above joint venture agreements, in December 1997, the Partnership entered into an agreement to hold a Property in Vancouver, Washington, as tenants-in-common, with CNL Income Fund II, Ltd., CNL Income Fund V, Ltd. and CNL Income Fund VI, Ltd., affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns a 12.17% interest in this Property. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

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

Item 2.  Properties

     As of December 31, 1998, the Partnership owned 17 Properties. Of the 17 Properties, 14 are owned by the Partnership in fee simple, two are owned through joint venture arrangements and one is owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. This schedule was filed with the Partnership's Form 10-K for the year ended December 31, 1998.

Description of Properties

     Land. The Partnership's Property sites range from approximately 16,000 to 95,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with the Partnership's Form 10-K for the year ended December 31, 1998.

State                                                      Number of Properties
-----                                                      ---------------------

Alabama                                                              1
Arizona                                                              2
Florida                                                              3
Georgia                                                              1
Louisiana                                                            1
Maryland                                                             2
Oklahoma                                                             1
Pennsylvania                                                         1
Texas                                                                3
Virginia                                                             1
Washington                                                           1
                                                                 ------
TOTAL PROPERTIES:                                                   17
                                                                 ======

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,900 to 7,400 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1998, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 19, 31.5 and 40 years for federal income tax purposes. As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Property owned through a tenancy in common arrangement) for federal income tax purposes was $9,535,350 and $3,691,857, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by Restaurant Chain.

Properties                                                Number of Properties
----------                                                --------------------

Burger King                                                          1
Chevy's Fresh Mex                                                    2
Golden Corral                                                        5
Ground Round                                                         1
Pizza Hut                                                            2
Popeyes                                                              1
Wendy's                                                              4
Other                                                                1
                                                              --------
TOTAL PROPERTIES:                                                   17
                                                              ========

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

     As of December 31, 1998, 1997, 1996, 1995 and 1994, all of the Properties were occupied. The following is a schedule of the average annual rent for each of the five years ended December 31:


                                            For the Year Ended December 31:

                             1998          1997          1996          1995          1994
                          ----------    ----------    ----------    ----------    ----------

Rental Income (1)         $1,154,410    $1,183,568    $1,232,983    $1,300,447    $1,360,619
Properties                        17            18            18            18            18
Average per Unit          $   67,906    $   65,754    $   68,499    $   72,247    $   75,590

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Property owned through a tenancy in common arrangement. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1998 for each of the ten years beginning with 1999 and thereafter.

                                                        Percentage of
                           Number      Annual Rental     Gross Annual
   Expiration Year        of Leases      Revenues       Rental Income
---------------------------------------------------------------------

         1999                  1            27,820           2.46%
         2000                 --                --             --
         2001                  5           468,613          41.39%
         2002                 --                --             --
         2003                  1            64,896           5.73%
         2004                 --                --             --
         2005                 --                --             --
         2006                  4           249,569          22.04%
         2007                  1            15,960           1.41%
         2008                 --                --             --
      Thereafter               5           305,363          26.97%
                              --         ---------         ------
        Totals                17         1,132,221         100.00%
                              ==         =========         ======

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

                                    PART II


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on November 26, 1985, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 17 Properties, either directly or indirectly through joint venture and tenancy in common arrangements.

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

     The Partnership distributed $586,300 of the net sales proceeds as a special distribution to the Limited Partners and made the remaining net sales proceeds available to pay Partnership liabilities. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

     None of the Properties owned by the Partnership, or the joint ventures and tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowings from the General Partners, however, the Partnership may borrow, in the discretion of the General Partners, for the purpose of maintaining the operations of the Partnership. The Partnership will not encumber any of the Properties in connection with any borrowings or advances. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership also will not borrow under circumstances which would make the Limited Partners liable to creditors of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, distributions to Limited Partners or use for the payment of Partnership liabilities, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1998, the Partnership had $252,521 invested in such short-term investments as compared to $184,130 at December 31, 1997. The increase in cash and cash equivalents is primarily due to the Partnership not reinvesting all of the net sales proceeds received from the sale of the Property in Kissimmee, Florida in April 1998. As of December 31, 1998, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 1998, will be used for the payment of distributions and other liabilities.

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

     The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution.
Based primarily on current and anticipated future cash from operations, and for 1998 proceeds from the sale of Properties as described above, the Partnership declared distributions to Limited Partners of $1,703,468 for 1998 and $1,264,884 for each of the years ended December 31, 1997 and 1996. This represents distributions of $56.78 per Unit for the year ended December 31, 1998 and $42.16 per Unit for each of the years ended December 31, 1997 and 1996. The distributions to the Limited Partners for 1997 and 1996 were also based on loans received from the General Partners of $133,000 and $83,100, respectively, all of which were subsequently repaid, as described above in "Capital Resources." Distributions during 1998 included $586,300 of net sales proceeds from the sale of the

Property in Kissimmee, Florida. This special distribution was effectively a return of a portion of the Limited Partners investment; although, in accordance with the Partnership agreement, $216,361 was applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $369,939 was treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the sale of the Property during 1998, the Partnership's total revenue was reduced during 1998 and is expected to remain reduced in subsequent years, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended June 30, 1998. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

     During the years ended December 31, 1998, 1997, and 1996, the Partnership earned $1,015,292, $1,038,443, and $1,115,530, respectively, in base rental income from the Partnership's wholly owned Properties described above. The decrease in rental income during 1998 and 1997, each as compared to the previous year, is partially attributable to a decrease in rental income as a result of the sale of Properties during 1998 and 1997. The decrease during 1998 and 1997, each as compared to the previous year, is partially offset by an increase in rental income due to the fact that the Partnership reinvested the majority of these net sales proceeds in a Property in Camp Hill, Pennsylvania, in October 1997, as described above in "Capital Resources."

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

     In addition, during the years ended December 31, 1998, 1997, and 1996, the Partnership earned $95,252, $250,142, and $116,076, respectively, attributable to net income earned by the three joint ventures in which the Partnership is a co-venturer and one Property with affiliates as tenants-in-common (including one Property owned and leased by Seventh Avenue Joint Venture, which was sold in August 1997). The decrease in net income earned by joint ventures during 1998, as compared to 1997, and the increase during 1997, as compared to 1996, is partially attributable to the fact that in August 1997, Seventh Avenue Joint Venture, in which the Partnership owns a 50 percent interest, recognized a gain of approximately $295,100 for financial reporting purposes, as a result of the sale of its Property, as described above in "Capital Resources." The decrease during 1998, as compared to 1997, is also partially attributable to, and the increase during 1997, as compared to 1996, is partially offset by, a decrease in rental income earned by the joint venture due to the sale of the Property in August 1997 and the subsequent liquidation of the joint venture in accordance with the joint venture agreement. The decrease during 1998 is also partially offset by the fact that in December 1997, the Partnership reinvested a portion of its pro rata share of the net sales proceeds in a Property in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners.

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

     As a result of the sale of the Property in Kissimmee, Florida, as described above in "Capital Resources," the Partnership recognized a gain of $235,804 for financial reporting purposes during 1998. In addition, as a result of the sale of the Property in Casa Grande, Arizona, as described above in "Capital Resources," the Partnership recognized a gain of $233,183 during 1997, for financial reporting purposes. In 1996, the Partnership sold a portion of land related to the Property in Mesquite, Texas, as described above in "Capital Resources," and recognized a gain of $19,000 for financial reporting purposes.

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

Proposed Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 1,157,759 APF Shares. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $11,384,042 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the Limited Partners that is expected to be held in the fourth quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

     The Partnership does not have any information or non-information technology systems. The General Partners and their affiliates provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the General Partners' affiliates consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates have no internally generated programmed software coding to correct, because substantially all of the software utilized by the affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's restaurant properties is the responsibility of the tenants of such properties in accordance with the terms of the Partnership's leases.

The Y2K Team

     In early 1998, the General Partners and their affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of the General Partners and members from their affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

     The information system of the General Partners' affiliates is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates.

     In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has material third party relationships. Such third parties, in addition to the providers of information and non-information technology systems, consist of the Partnership's transfer agent and financial institutions. The Partnership depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

     As of September 15, 1999, the Y2K Team had received responses from approximately 60% of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the General Partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. The Y2K Team is in the process of evaluating the responses and expects to complete this process by October 31, 1999. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades of the hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the General Partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

     The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners do not expect that the Partnership will incur any costs in connection with year 2000 remedial measures.

Assessing the Risks to the Partnership of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Partnership

     The General Partners believe that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Partnership is the failure of one or more of these systems as a result of year 2000 problems. Because the Partnership's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Partnership is not expected to have a material impact on the results of operations of the Partnership. Even if such systems failed, the payment of rent under the Partnership's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the General Partners and their affiliates before the year 2000.

     The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Partnership, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Partnership Records

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Partnership. This could result in the inability of the Partnership to accurately identify its Limited Partners for purposes of distributions, delivery of disclosure materials and transfer of units. The Y2K Team has received certification from the Partnership's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the General Partners cannot be assured that the transfer agent has addressed all possible year 2000 issues.

     The Y2K Team has developed a contingency plan pursuant to which the General Partners and their affiliates would maintain the records of the Partnership manually, in the event that the systems of the transfer agent are not year 2000 compliant. The General Partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The General Partners do not anticipate that the additional cost of these resources would have a material impact on the results of operations of the Partnership.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 93% of the Partnership's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the General Partners cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Partnership's ability to pay its expenses on a current basis. The General Partners do not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Partnership.

     Based upon the responses received from the Partnership's financial institutions and the inability of the Y2K Team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment of Rent by Tenants

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's tenants is that some of the tenants may make rental payments late as the result of the failure of the tenants to achieve year 2000 compliance of their systems used in the payment of rent, the failure of the tenant's financial institutions to achieve year 2000 compliance, or the temporary disruption of the tenants' businesses. The Y2K Team is in the process of requesting responses from the Partnership's tenants indicating the extent to which their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. The General Partners cannot be assured that the tenants have addressed all possible year 2000 issues. The late payment of rent by one or more tenants would affect the results of operations of the Partnership in the short-term.

     The General Partners are also aware of predictions that the year 2000 problem, if uncorrected, may result in a global economic crisis. The General Partners are not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Partnership's tenants to pay rent and, accordingly, could have a material impact on the results of operations of the Partnership.

     Because payment of rent is under the control of the Partnership's tenants, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rent, the General Partners will assess the remedies available to the Partnership under its lease agreements.

Item 8.   Financial Statements and Supplementary Data

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------





                                                            Page
                                                            ----

Report of Independent Accountants                             15

Financial Statements:

 Balance Sheets                                               16

 Statements of Income                                         17

 Statements of Partners' Capital                              18

 Statements of Cash Flows                                     19

 Notes to Financial Statements                                21

Additional Financial Information regarding Golden Corral      35

                        Report of Independent Accountants
                        ---------------------------------



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



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 1, 1999, except for Note 10 for which the date is March 11, 1999

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------


                                                              December 31,
                                                          1998               1997
                                                     ---------------   --------------
                       ASSETS
                       ------

Land and buildings on operating leases, less
   accumulated depreciation                               $7,574,188       $8,185,465
Investment in and due from joint ventures                    841,379          919,476
Cash and cash equivalents                                    252,521          184,130
Restricted cash                                                   --          129,257
Receivables, less allowance for doubtful
   accounts of $3,092 in 1997                                 30,959           21,331
Prepaid expenses                                               5,463            4,989
Lease costs, less accumulated amortization
   of $24,375 and $21,875                                     25,625           28,125
Accrued rental income                                         30,791           27,305
                                                     ---------------      -----------

                                                          $8,760,926       $9,500,078
                                                     ===============      ===========


        LIABILITIES AND PARTNERS' CAPITAL
        ---------------------------------

Accounts payable                                          $      736       $    2,595
Escrowed real estate taxes payable                             1,024              734
Distributions payable                                        266,982          316,221
Due to related parties                                       129,060          115,741
Rents paid in advance and deposits                            36,105           35,737
                                                     ---------------      -----------
       Total liabilities                                     433,907          471,028

Partners' capital                                          8,327,019        9,029,050
                                                     ---------------      -----------

                                                          $8,760,926       $9,500,078
                                                     ===============      ===========



                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME
                              --------------------

                                                         Year Ended December 31,
                                                 1998             1997             1996
                                          ---------------      -----------      -----------

Revenues:
 Rental income from
   operating leases                            $1,015,292       $1,038,443       $1,115,530
 Contingent rental income                          22,193           22,205           56,409
 Interest and other income                         21,087           22,210          101,293
                                          ---------------      -----------      -----------
                                                1,058,572        1,082,858        1,273,232
                                          ---------------      -----------      -----------
Expenses:
 General operating and
   administrative                                  87,080           86,780           92,462
 Professional services                             17,110           12,772           13,262
 Real estate taxes                                  3,969            3,929            4,009
 State and other taxes                              4,450            5,138            5,260
 Depreciation and amortization                    268,260          208,807          210,206
 Transaction costs                                  7,322               --               --
                                          ---------------      -----------      -----------
                                                  388,191          317,426          325,199
                                          ---------------      -----------      -----------

Income Before Equity in Earnings
 of Joint Ventures and Gain on Sale
 of Land and Buildings                            670,381          765,432          948,033

Equity in Earnings of Joint Ventures               95,252          250,142          116,076

Gain on Sale of Land and Buildings                235,804          233,183           19,000
                                          ---------------      -----------      -----------

Net Income                                     $1,001,437       $1,248,757       $1,083,109
                                          ===============      ===========      ===========

Allocation of Net Income:
 General partners                              $    8,671       $   11,577       $   10,641
 Limited partners                                 992,766        1,237,180        1,072,468
                                          ---------------      -----------      -----------

                                               $1,001,437       $1,248,757       $1,083,109
                                          ===============      ===========      ===========

Net Income Per Limited Partner Unit                $33.09           $41.24           $35.75
                                          ===============      ===========      ===========

Weighted Average Number of
 Limited Partner Units Outstanding                 30,000           30,000           30,000
                                          ===============      ===========      ===========

                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

                                             General Partners                  Limited Partners
                                   -------------------------------------  -------------------------------------
                                                           Accumulated
                                       Contributions        Earnings        Contributions      Distributions
                                   ------------------ ------------------  ------------------ ------------------
       Balance, December 31, 1995            $193,400           $106,141         $13,314,525       $(13,429,078)

       Distributions to limited
       partners ($42.16 per
       limited partner unit)                       --                 --                  --         (1,264,884)
       Net income                                  --             10,641                  --                 --
                                   ------------------ ------------------  ------------------ ------------------

       Balance, December 31, 1996             193,400            116,782          13,314,525        (14,693,962)

       Distributions to limited
       partners ($42.16 per
       limited partner unit)                       --                 --                  --         (1,264,884)
       Net income                                  --             11,577                  --                 --
                                   ------------------ ------------------  ------------------ ------------------

       Balance, December 31, 1997             193,400            128,359          13,314,525        (15,958,846)

       Distributions to limited
       partners ($44.45 per
       limited partner unit)                       --                 --            (369,939)        (1,333,529)
       Net income                                  --              8,671                  --                 --
                                   ------------------ ------------------  ------------------ ------------------

       Balance, December 31, 1998            $193,400           $137,030         $12,944,586       $(17,292,375)
                                   ================== ==================  ================== ==================

                                              Limited Partners
                                   -------------------------------------
                                      Accumulated        Syndication
                                        Earnings            Costs                Total
                                   ------------------ ------------------      -----------
       Balance, December 31, 1995         $10,705,104        $(1,663,140)      $9,226,952

       Distributions to limited
       partners ($42.16 per
       limited partner unit)                       --                 --       (1,264,884)
       Net income                           1,072,468                 --        1,083,109
                                   ------------------ ------------------      -----------

       Balance, December 31, 1996          11,777,572         (1,663,140)       9,045,177

       Distributions to limited
       partners ($42.16 per
       limited partner unit)                       --                 --       (1,264,884)
       Net income                           1,237,180                 --        1,248,757
                                   ------------------ ------------------      -----------

       Balance, December 31, 1997          13,014,752         (1,663,140)       9,029,050

       Distributions to limited
       partners ($44.45 per
       limited partner unit)                       --                 --       (1,703,468)
       Net income                             992,766                 --        1,001,437
                                   ------------------ ------------------      -----------

       Balance, December 31, 1998         $14,007,518        $(1,663,140)      $8,327,019
                                   ================== ==================      ===========

                 See accompanying notes to financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                                                        Year Ended December 31,
                                                                1998              1997              1996
                                                        ---------------       -----------       -----------

Increase (Decrease) in Cash and Cash
Equivalents:

Cash Flows from Operating Activities:
     Cash received from tenants                             $ 1,030,115       $ 1,227,883       $ 1,096,290
     Distributions from joint ventures                          113,770           152,019           133,296
     Cash paid for expenses                                    (131,054)          (84,642)         (106,546)
     Interest received                                           20,958            21,556             9,648
       Net cash provided by operating
         activities                                           1,033,789         1,316,816         1,132,688
                                                        ---------------       -----------       -----------

   Cash Flows from Investing Activities:
     Proceeds from sale of land and buildings                   661,300           793,009            20,000
     Additions to land and building                                  --          (863,135)
     Return of capital from joint venture                            --           472,373
     Investment in joint venture                                     --          (303,419)
     Decrease (increase) in restricted cash                     126,009          (126,009)
       Net cash provided by (used in)
         investing activities                                   787,309           (27,181)           20,000
                                                        ---------------       -----------       -----------

   Cash Flows from Financing Activities:
     Proceeds from loan from corporate
       general partner                                               --           133,000            83,100
     Repayment of loan from corporate
       general partner                                               --          (133,000)          (83,100)
     Distributions to limited partners                       (1,752,707)       (1,264,884)       (1,264,884)
                                                        ---------------       -----------       -----------
         Net cash used in financing activities               (1,752,707)       (1,264,884)       (1,264,884)
                                                        ---------------       -----------       -----------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                                     68,391            24,751          (112,196)

Cash and Cash Equivalents at Beginning of Year                  184,130           159,379           271,575
                                                        ---------------       -----------       -----------

Cash and Cash Equivalents at End of Year                    $   252,521       $   184,130       $   159,379
                                                        ===============       ===========       ===========


                See accompanying notes to financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------


                                                                     Year Ended December 31,

                                                             1998              1997              1996
                                                     ---------------       -----------       -----------

Reconciliation of Net Income to Net Cash
Provided by Operating Activities:

   Net income                                             $1,001,437        $1,248,757        $1,083,109
                                                     ---------------       -----------       -----------
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Depreciation                                          206,181           206,307           207,706
       Amortization                                           62,079             2,500             2,500
       Equity in earnings of joint ventures,
         net of distributions                                 18,518           (98,123)           17,220
       Gain on sale of land and buildings                   (235,804)         (233,183)          (19,000)
       Decrease (increase) in receivables                     (6,380)          158,360          (151,105)
       Increase in prepaid expenses                             (474)             (524)             (650)
       Decrease (increase) in accrued
         rental income                                        (3,486)           (3,706)            1,234
       Increase (decrease) in accounts
         payable and accrued expenses                         (1,569)              673           (11,712)
       Increase (decrease) in due to related
         parties                                              (7,081)           20,729            19,873
       Increase (decrease) in rents paid in
         advance and deposits                                    368            15,026           (16,487)
                                                     ---------------       -----------       -----------
          Total adjustments                                   32,352            68,059            49,579
                                                     ---------------       -----------       -----------

Net Cash Provided by Operating Activities                 $1,033,789        $1,316,816        $1,132,688
                                                     ===============       ===========       ===========

Supplemental Schedule of Non-Cash Investing and Financing Activities:

   Deferred real estate disposition fee
     incurred and unpaid at end of year                   $   20,400        $       --        $       --
                                                     ===============       ===========       ===========

   Distributions declared and unpaid at
     December 31                                          $  266,982        $  316,221        $  316,221
                                                     ===============       ===========       ===========

                See accompanying notes to financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1998, 1997, and 1996

1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Income Fund, Ltd. (the
     -----------------------------------
     "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains.

     The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are generally leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using the operating method. Under the operating method, land and building leases are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

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

     When the properties are sold, the related cost and accumulated depreciation plus any accrued rental income, will be removed from the accounts and gains or losses from sales will be reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Investment in Joint Ventures - The Partnership's investments in Sand Lake
     ----------------------------
     Road Joint Venture, Orange Avenue Joint Venture, and a property in Vancouver, Washington, held as tenants-in-common with affiliates, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

     Cash and Cash Equivalents - The Partnership considers all highly liquid
     -------------------------
     investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

     Lease Costs - Lease incentive costs and brokerage and legal fees associated
     -----------
     with negotiating new leases are amortized over the terms of the new leases using the straight-line method.

     Income Taxes - Under Section 701 of the Internal Revenue Code, all income,
     ------------
     expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

     Use of Estimates - The general partners of the Partnership have made a
     ----------------
     number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

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

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3. Land and Buildings on Operating Leases:
   --------------------------------------

   Land and buildings on operating leases consisted of the following at December 31:

                                                  1998                 1997
                                             ---------------       -----------

        Land                                     $ 3,759,766       $ 3,999,700
        Buildings                                  6,092,049         6,358,678
                                             ---------------       -----------
                                                   9,851,815        10,358,378

        Less accumulated depreciation             (2,277,627)       (2,172,913)
                                             ---------------       -----------

                                                 $ 7,574,188       $ 8,185,465
                                             ===============       ===========

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

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

3.  Land and Buildings on Operating Leases - Continued:
    --------------------------------------------------

    The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

        1999                                                     $  894,752
        2000                                                        894,405
        2001                                                        870,528
        2002                                                        457,415
        2003                                                        456,511
        Thereafter                                                4,013,686
                                                             --------------

                                                                 $7,587,297
                                                             ==============

    Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.  Investment in Joint Ventures:
    ----------------------------

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

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


4.   Investment in Joint Ventures - Continued:
     ----------------------------------------

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

                                                                  1998           1997
                                                             -------------  ---------------
        Land and buildings on operating
         leases, less accumulated
         depreciation                                           $3,261,368    $3,338,774
        Cash                                                         1,354         1,636
        Prepaid expenses                                               219            --
        Accrued rental income                                       23,087            --
        Liabilities                                                  1,619         1,677
        Partners' capital                                        3,284,409     3,338,733
        Revenues                                                   420,677       246,236
        Gain on sale of land and building                               --       295,080
        Net income                                                 340,503       500,285

     The Partnership recognized income totaling $95,252, $250,142 and $116,076 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures.

5.   Restricted Cash:
     ---------------

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

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


6. Allocations and Distributions:
   -----------------------------

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

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


6. Allocations and Distributions - Continued:
   -----------------------------------------

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

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

7.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                              1998                 1997              1996
                                                         ---------------       -----------       -----------
Net income for financial reporting purposes                   $1,001,437        $1,248,757        $1,083,109

Depreciation for tax reporting purposes
 in excess of depreciation for financial
 reporting purposes                                              (87,967)         (104,279)         (108,995)

Gain on sale of land and buildings for
 financial reporting purposes less than
 (in excess of) gain for tax reporting
 purposes                                                         58,632          (233,183)               --

Equity in earnings of joint ventures for
 financial reporting purposes less than
 (in excess of) equity in earnings of joint
 ventures for tax reporting purposes                              49,058           (18,410)          (17,987)

Capitalization of transaction costs for tax
 reporting purposes                                                7,322                --                --

Accrued rental income                                             (3,486)           (3,706)            1,234

Rents paid in advance                                                368            15,026           (16,487)

Allowance for doubtful accounts                                   (3,091)            1,679          (120,724)
                                                         ---------------       -----------       -----------

Net income for federal income tax purposes                    $1,022,273        $  905,884        $  820,150
                                                         ===============       ===========       ===========

8.   Related Party Transactions:
     ---------------------------

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

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


8.   Related Party Transactions - Continued:
     --------------------------------------

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

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


8.   Related Party Transactions - Continued:
     --------------------------------------

     The due to related parties consisted of the following at December 31:

                                                           1998         1997
                                                        -----------  -----------

          Due to CNL Fund Advisors, Inc.
          and its affiliates:
             Deferred, subordinated real
               estate disposition fee                      $87,150     $ 66,750
             Expenditures incurred on
               behalf of the Partnership                    15,123       17,902
             Accounting and
               administrative services                      26,787       31,089
                                                        -----------  -----------

                                                          $129,060      115,741
                                                        ===========  ===========

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

9.   Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnership's total rental income (including the Partner-Partnership's share of rental income from joint ventures and the property held as tenants-in-common with an affiliate), for each of the years ended December 31:

                                             1998         1997        1996
                                          ----------   ---------   ----------

          Golden Corral Corporation         $452,653    $452,653     $452,653
          Wendy's International, Inc.            N/A     164,857      212,322
          Restaurant Management
           Services, Inc.                        N/A     128,737      129,633

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

9.   Concentration of Credit Risk - Continued:
     ----------------------------------------

     In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenant-in-common with an affiliate), for each of the years ended December 31:

                                              1998         1997         1996
                                           ----------   ----------   ----------

          Golden Corral Family
           Steakhouse Restaurants           $452,653     $452,653     $452,653
          Wendy's Old Fashioned
           Hamburger Restaurants             352,330      443,335      507,642
          Popeyes Famous Fried
           Chicken                               N/A      128,737      129,633

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

10.  Subsequent Event:
     ----------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 1,157,759 shares of its common stock, par value $0.01 per shares (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, fair value of the Partnership's property portfolio and other assets was $11,384,042 as of December 31, 1998.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


10.  Subsequent Event - Continued:
     ----------------------------

     The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

           Additional Financial Information regarding Golden Corral

     The attached combined statements of revenues and direct operating expenses and combined statements of cash flows (the "Golden Corral Restaurant Property Financial Statements") were prepared from financial information derived from the audited financials of Golden Corral Corporation, the lessee of five restaurant properties of the Partnership ("Golden Corral"). The Golden Corral Restaurant Property Financial Statements depict the operating results and cash flows of the individual properties owned by the Partnership and not the operations of Golden Corral. Golden Corral is able to consolidate the cash generated from the Partnership's restaurant properties with the cash generated from other properties not owned by the Partnership. As a result, cash generated from the Partnership's restaurant properties may be used by Golden Corral to pay its obligations with respect to other properties in its portfolio and for normal working capital purposes. THEREFORE, THE CASH GENERATED FROM THE GOLDEN CORRAL RESTAURANT PROPERTIES OWNED BY THE PARTNERSHIP IS NOT NECESSARILY INDICATIVE OF GOLDEN CORRAL'S ABILITY TO PAY ITS LEASE OBLIGATIONS WITH RESPECT TO SUCH PROPERTIES.

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Board of Directors and Stockholders
Golden Corral Corporation and Subsidiaries
Raleigh, North Carolina


We have audited the accompanying combined statements of revenues and direct operating expenses and cash flows of the five Golden Corral restaurants included in CNL Income Fund, Ltd. ("Five Golden Corral Restaurants") for the years ended December 30, 1998 and December 31, 1997. These statements are the responsibility of Golden Corral Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 1, the accompanying financial statements were prepared solely to comply with the rules and regulations of the Securities and Exchange Commission for inclusion in the Form 10-K/A of CNL Income Fund, Ltd. and are not intended to be a complete presentation of the results of operations and cash flows of the Five Golden Corral Restaurants.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined revenues and direct operating expenses and cash flows of the Five Golden Corral Restaurants for the years ended December 30, 1998 and December 31, 1997, in conformity with generally accepted accounting principles.

                                                      KPMG LLP

Raleigh, North Carolina
November 5, 1999

FIVE GOLDEN CORRAL RESTAURANTS

Combined Statements of Revenues and Direct Operating Expenses
For The Years Ended December 30, 1998 and December 31, 1997
------------------------------------------------------------------------------

                                                        1998            1997
                                                     ---------       ---------

Revenues
 Net restaurant sales                                $       -       $ 336,612
                                                     ---------       ---------

Direct Operating Expenses
 Cost of sales                                               -         143,912
 Labor and labor expense                                     -         105,447
 Manager controllables                                       -          63,274
 Non-controllables                                           -         121,767
 Bonus expense                                               -           2,568
                                                     ---------       ---------
                                                             -         436,968
                                                     ---------       ---------
Net Loss From Open Units                                     -        (100,356)
                                                     ---------       ---------
Revenue (Expense) From Closed Units
 Sublease income                                       180,600          65,348
 Rental expense                                       (357,077)       (307,156)
 Other                                                 (47,479)        (92,256)
                                                     ---------       ---------

Net Loss From Closed Units                            (223,956)       (334,064)
                                                     ---------       ---------

Net Loss                                             $(223,956)      $(434,420)
                                                     =========       =========


See accompanying notes to financial statements.
------------------------------------------------------------------------------

FIVE GOLDEN CORRAL RESTAURANTS

Combined Statements of Cash Flows
For The Years Ended December 30, 1998 and December 31, 1997
------------------------------------------------------------------------------

                                                       1998             1997
                                                     ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                             $(223,956)      $(434,420)
(Decrease) Increase In Cash Due To Changes In
   Receivables                                               -          17,584
   Inventories                                               -          25,959
   Accounts payable                                     (3,589)        (28,746)
   Accrued liabilities                                  (1,676)         23,547
                                                     ---------       ---------
                                                      (229,221)       (396,076)
                                                     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase in amounts due to Golden Corral            229,221         379,236
    Corporation                                      ---------       ---------
                                                       229,221         379,236
                                                     ---------       ---------
NET DECREASE IN CASH                                         -         (16,840)
CASH, BEGINNING                                              -          16,840
                                                     ---------       ---------
CASH, ENDING                                         $       -       $       -
                                                     =========       =========



See accompanying notes to financial statements.
------------------------------------------------------------------------------

FIVE GOLDEN CORRAL RESTAURANTS

Notes to Combined Statements of Revenues and Direct Operating Expenses and Cash Flows
December 30, 1998 and December 31, 1997
------------------------------------------------------------------------------

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

   The Five Golden Corral Restaurants are parties to leasing arrangements for land and building leases with CNL Income Fund, Ltd. These restaurants are either operated by Golden Corral Corporation or a franchisee of Golden Corral Corporation and subsidiaries. When restaurants cease operations as Golden Corral restaurants, the units are subleased to other parties, if possible. The restaurant locations and status by year are:

                                    1998             1997
                                 ----------  ---------------------
     Jasper, Alabama               Closed           Closed
     Kent Island, Maryland         Closed    Closed March 26, 1997
     Eunice, Louisiana             Closed           Closed
     Virginia Beach, Virginia      Closed    Closed March 26, 1997
     Salisbury, Maryland         Franchised       Franchised

   The accompanying combined financial statements present the revenues and direct operating costs and the related cash flows of the Five Golden Corral Restaurants.

   The combined financial statements have been prepared to comply with the rules and regulations of the Securities and Exchange Commission for the inclusion in the Form 10-K/A of CNL Income Fund, Ltd. and are not intended to be a complete presentation of the financial position, results of operations and cash flows as if the Five Golden Corral Restaurants had operated as a stand-alone company. The Five Golden Corral Restaurants were not operated as a stand-alone business within Golden Corral Corporation and the presentation does not include the changes in reserves for estimated restaurant closing costs and certain indirect expenses of the Five Golden Corral Restaurants which were reported by Golden Corral Corporation. Therefore, the accompanying combined financial statements are not representative of the complete financial position, results of operations or cash flows of the Five Golden Corral Restaurants for the periods presented.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Use of Estimates - The combined statements of the Five Golden Corral
   ----------------
   Restaurants are presented on the accrual basis in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period, and of contingent assets and liabilities at the date of the financial statements. Actual results could differ from these estimates.

   Fiscal Year - The Restaurants use a thirteen four-week period, fifty-
   -----------
   two/fifty-three week fiscal year with the year ending on the Wednesday closest to December 31. The years ended December 30, 1998 and December 31, 1997, included fifty-two weeks.

    Inventories - Inventories are valued at the lower of first-in, first-out
    -----------
    cost or market.

    Income Taxes - Income taxes have not been provided in the financial
    ------------
    statements as the Five Golden Corral Restaurants are part of Golden Corral Corporation and Subsidiaries and income taxes were not allocated to the individual restaurant level.

    Royalties - Earnings from royalty fees accrue based on a percentage of the
    ---------
    franchisee's net sales. If future collectibility is deemed uncertain by management, royalty income is recorded as cash is received.

    Estimated Restaurant Closing Costs - Golden Corral Corporation provides for
    ----------------------------------
    rent and other costs in excess of expected income from subleases by charging expense and establishing reserves for estimated restaurant closing costs and other costs. The accompanying combined financial statements include only the actual costs incurred and sublease income recognized by the closed restaurants. The reserves and changes in the reserves are reported by Golden Corral Corporation.

    Non-controllables - Non-controllables consist of expenses for land and
    -----------------
    building rent, equipment rent, advertising, general liability insurance, property taxes and licenses, and administrative services paid by the restaurant.

3.  LEASE ARRANGEMENTS

    CNL Income Fund, Ltd. and the Five Golden Corral Restaurants are parties to various leasing arrangements for restaurant facilities. Leases for restaurant facilities are for terms of 15 years and generally provide for minimum rentals plus a percentage of sales in excess of stated amounts. The Five Golden Corral Restaurants are obligated for the cost of property taxes, insurance and maintenance.

    Lease Obligations - Minimum rental payments due under leases having terms in
    -----------------
    excess of one year at December 30, 1998 are as follows:

        1999                                        $  453,000
        2000                                           453,000
        2001                                           434,000
        2002                                             6,000
                                                    ----------
        Total minimum lease commitments             $1,346,000
                                                    ==========

    Expense - Rent expense for restaurant facilities is included in non-
    -------
    controllables or rental expense from closed units and is summarized below:

                                                           1998        1997
                                                         --------    --------
           Minimum rentals on operating leases           $357,000    $358,000
           Contingent rentals                                   -           -
                                                         --------    --------
                                                         $357,000    $358,000
                                                         ========    ========

    Subleases - Future minimum payments to be received under leases accounted
    ---------
    for as non-cancelable operating subleases for the ensuing years at December 30, 1998 are as follows:

        1999                                                $ 79,000
        2000                                                  79,000
        2001                                                  79,000
        2002                                                   5,000
                                                            --------
                                                            $242,000
                                                            ========
4.   RELATED PARTY TRANSACTIONS

  The following summarizes transactions with related parties:

                                                       1998   1997
                                                      -----  -------
        Amounts paid to Golden Corral Corporation and Subsidiaries for:

        Administrative services, included in
           non-controllables                          $   -  $16,842
                                                      =====  =======

        Equipment rent, included in non-
           controllables                              $   -  $29,183
                                                      =====  =======

        Workers' compensation insurance, included
           in labor and labor expense                 $   -  $ 9,214
                                                      =====  =======

        General liability insurance, included in
           non-controllables                          $   -  $ 5,700
                                                      =====  =======

        Advertising, included in non-controllables    $   -  $ 4,750
                                                      =====  =======


   Excess cash generated by the Five Golden Corral Restaurants is transferred to Golden Corral Corporation. Cash shortfalls by the Five Golden Corral Restaurants are funded by Golden Corral Corporation.

5. SUBSEQUENT EVENT

   The prime lease of the Kent Island, Maryland restaurant was terminated in October, 1999.

--------------------------------------------------------------------------------

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

          27    Financial Data Schedules

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1998 through December 31, 1998.

(c)  Not applicable.

(d) The Partnership has also filed herewith other financial information as part of this report in Part III, Item 8 because a tenant of the Partnership, Golden Corral Corporation, leased more than 20 percent of the Partnership's total assets for the year ended December 31, 1998. The financial information filed is for the five Golden Corral restaurant properties leased by Golden Corral and includes the following: Independent Auditors' Report of KPMG LLP, the Combined Statements of Revenues and Direct Operating Expenses, the Combined Statements of Cash Flows and the Notes to Combined Statements of Revenues and Direct Operating Expenses and Cash Flows.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October, 1999.

                                                CNL INCOME FUND, LTD.

                                                By: CNL REALTY CORPORATION
                                                General Partner

                                                /s/ Robert A. Bourne
                                                ------------------------
                                                ROBERT A. BOURNE, President


                                                By: ROBERT A. BOURNE
                                                General Partner

                                                /s/ Robert A. Bourne
                                                ------------------------
                                                ROBERT A. BOURNE


                                                By: JAMES M. SENEFF, JR.
                                                General Partner

                                                /s/ James M. Seneff, Jr.
                                                --------------------------------
                                                JAMES M. SENEFF, JR.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                       Title                         Date
       ---------                       -----                         ----

/s/ Robert A. Bourne          President, Treasurer and          October 28, 1999
---------------------------   Director (Principal Financial
Robert A. Bourne              and Accounting Officer)


/s/ James M. Seneff, Jr.      Chief Executive Officer and       October 28, 1999
---------------------------   Director (Principal Executive
James M. Seneff, Jr.          Officer)