Form 10-Q
period 1999-09-30
CNL INCOME FUND LTD
filed 1999-11-12
CIK 788338

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended               September 30, 1999
                               -------------------------------------------------

                                      OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from                    to
                               ------------------    ---------------------------


                            Commission file number
                                    0-15666
                       --------------------------------


                             CNL Income Fund, Ltd.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Florida                                        59-2666264
-------------------------------------      -------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
-------------------------------------      -------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                           -------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       -----    -----

                                   CONTENTS
                                   --------


                                                                         Page
                                                                         ----
Part I.

     Item 1.     Financial Statements:

                    Condensed Balance Sheets                              1

                    Condensed Statements of Income                        2

                    Condensed Statements of Partners' Capital             3

                    Condensed Statements of Cash Flows                    4

                    Notes to Condensed Financial Statements               5-6

     Item 2.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   7-14

     Item 3.     Quantitative and Qualitative Disclosures About
                    Market Risk                                           14


Part II.

     Other Information                                                    15-17

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                                                       September 30,         December 31,
                                                                          1999                  1998
                                                                   ------------------    ------------------
                         ASSETS
                         ------

   Land and buildings on operating leases, less
       accumulated depreciation of $2,430,042 and
       $2,277,627 in 1999 and 1998, respectively                     $     7,421,773      $      7,574,188
   Investment in joint ventures                                              827,584               841,379
   Cash and cash equivalents                                                 159,163               252,521
   Receivables, less allowance for doubtful accounts
       of $30,168 in 1999                                                     11,163                30,959
   Prepaid expenses                                                            8,594                 5,463
   Lease costs, less accumulated amortization of
       $26,250 and $24,375 in 1999 and 1998, respectively                     23,750                25,625
   Accrued rental income                                                      32,382                30,791
                                                                   ------------------    ------------------

                                                                     $     8,484,409       $     8,760,926
                                                                   ==================    ==================

                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------

   Accounts payable                                                  $        66,222       $           736
   Escrowed real estate taxes payable                                          7,841                 1,024
   Distributions payable                                                     266,982               266,982
   Due to related parties                                                     92,257               129,060
   Rents paid in advance and deposits                                         32,150                36,105
                                                                   ------------------    ------------------
       Total liabilities                                                     465,452               433,907

   Commitments and Contingencies (Note 3)

   Partners' capital                                                       8,018,957             8,327,019
                                                                   ------------------    ------------------

                                                                     $     8,484,409       $     8,760,926
                                                                   ==================    ==================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME

                                                         Quarter Ended                    Nine Months Ended
                                                         September 30,                      September 30,
                                                     1999             1998              1999             1998
                                                  -----------      -----------       -----------      -----------
Revenues:
    Rental income from operating leases              $248,638         $243,612          $730,797         $774,444
    Interest and other income                           1,422            6,597             6,625           19,053
                                                  -----------      -----------       -----------      -----------
                                                      250,060          250,209           737,422          793,497
                                                  -----------      -----------       -----------      -----------

Expenses:
    General operating and administrative               21,792           20,145            60,872           65,647
    Professional services                               4,996            2,404            16,198           15,006
    Real estate taxes                                      --            1,080             1,091            3,241
    State and other taxes                                 301               --             5,968            4,450
    Depreciation and amortization                      51,430           51,429           154,290          157,251
    Transaction costs                                  19,885               --            77,455               --
                                                  -----------      -----------       -----------      -----------
                                                       98,404           75,058           315,874          245,595
                                                  -----------      -----------       -----------      -----------

Income Before Equity in Earnings of Joint
    Ventures and Gain on Sale of Land and
    Building                                          151,656          175,151           421,548          547,902

Equity in Earnings of Joint Ventures                   23,928           20,937            71,336           62,394

Gain on Sale of Land and Building                          --               --                --          235,804
                                                  -----------      -----------       -----------      -----------

Net Income                                           $175,584         $196,088          $492,884         $846,100
                                                  ===========      ===========       ===========      ===========

Allocation of Net Income:
    General partners                                 $  1,756         $  1,961          $  4,929         $  7,118
    Limited partners                                  173,828          194,127           487,955          838,982
                                                  -----------      -----------       -----------      -----------

                                                     $175,584         $196,088          $492,884         $846,100
                                                  ===========      ===========       ===========      ===========

Net Income Per Limited Partner Unit                  $   5.79         $   6.47          $  16.27         $  27.97
                                                  ===========      ===========       ===========      ===========

Weighted Average Number of Limited Partner
    Units Outstanding                                  30,000           30,000            30,000           30,000
                                                  ===========      ===========       ===========      ===========

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                      Nine Months Ended                Year Ended
                                                        September 30,                 December 31,
                                                             1999                         1998
                                                  ---------------------------    -----------------------
General partners:
    Beginning balance                                     $       330,430            $        321,759
    Net income                                                      4,929                       8,671
                                                         ----------------           -----------------
                                                                  335,359                     330,430
                                                         ----------------           -----------------

Limited partners:
    Beginning balance                                           7,996,589                   8,707,291
    Net income                                                    487,955                     992,766
    Distributions ($26.70 and $56.78 per
       limited partner unit, respectively)                       (800,946)                 (1,703,468)
                                                         ----------------           -----------------
                                                                7,683,598                   7,996,589
                                                         ----------------           -----------------

Total partners' capital                                   $     8,018,957            $      8,327,019
                                                         ================           =================

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended
                                                                         September 30,
                                                                    1999               1998
                                                                --------------    --------------
Increase (Decrease) in Cash and Cash Equivalents:

    Net Cash Provided by Operating Activities                    $     707,588     $     799,653
                                                                --------------    --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                              --           661,300
       Decrease in restricted cash                                          --           126,009
                                                                --------------    --------------
          Net cash provided by investing activities                         --           787,309
                                                                --------------    --------------

    Cash Flows from Financing Activities:
       Proceeds from loan from corporate
           general partner                                              21,000                --
       Repayment of loan from corporate
           general partner                                             (21,000)               --
       Distributions to limited partners                              (800,946)       (1,485,725)
                                                                --------------    --------------
          Net cash used in financing activities                       (800,946)       (1,485,725)
                                                                --------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                   (93,358)          101,237

Cash and Cash Equivalents at Beginning of Period                       252,521           184,130
                                                                --------------    --------------

Cash and Cash Equivalents at End of Period                       $     159,163      $    285,367
                                                                ==============    ==============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fee incurred and
           unpaid at end of period                               $          --     $      20,400
                                                                --------------    --------------

       Distributions declared and unpaid at end of
           quarter                                               $     266,982     $     266,982
                                                                ==============    ==============

           See accompanying notes to condensed financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1999 and 1998


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund, Ltd. (the "Partnership") for the year ended December 31, 1998.

2.       Related Party Transactions:
         --------------------------

         On September 1, 1999, CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, acquired CNL Fund Advisors, Inc. ("CFA"), an affiliate who provides certain services relating to management of the Partnership and its properties pursuant to a property management agreement with the Partnership. As a result of this acquisition, CFA became a wholly owned subsidiary of APF; however, the terms of the property management agreement between the Partnership and CFA remain unchanged and in effect.

3.       Commitments and Contingencies:
         -----------------------------

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 578,880 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $11,384,042 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1999 and 1998


3.       Commitments and Contingencies - Continued:
         -----------------------------------------
         the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.


4.       Subsequent Event:
         ----------------

         In October 1999, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $101,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

         In addition, in October 1999, the Partnership sold its property in Kent Island, Maryland to a third party for $875,000 and received net sales proceeds of approximately $820,500, resulting in a gain of $315,649 for financial reporting purposes. In connection with the sale, the Partnership also received $50,000 from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of its lease. The Partnership intends to reinvest the net sales proceeds in an additional property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1999, the Partnership owned 17 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates of the general partners as tenants-in-common.

Capital Resources
-----------------

         The Partnership's primary source of capital for the nine months ended September 30, 1999 and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). For the nine months ended September 30, 1999 and 1998, the Partnership generated cash from operations of $707,588 and $799,653, respectively. The decrease in cash from operations for the nine months ended September 30, 1999 is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         In July 1999, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $21,000 in connection with the operations of the Partnership. The loan was uncollateralized, non-interest bearing and due on demand. As of September 30, 1999, the Partnership had repaid the loan in full to the corporate general partner. In addition, in October 1999, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $101,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

         In October 1999, the Partnership sold its Property in Kent Island, Maryland to a third party for $875,000 and received net sales proceeds of approximately $820,500, resulting in a gain of $315,649 for financial reporting purposes. In connection with the sale, the Partnership also received $50,000 from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of its lease. The Partnership intends to reinvest the net sales proceeds in an additional Property. The General Partners believe that the transaction, or a portion thereof, relating to the sale of this Property and the reinvestment of the proceeds will be structured to quality as a like-kind exchange transaction for federal income tax purposes.

         Currently, rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the limited partners. At September 30, 1999, the Partnership had $159,163 invested in such short-term investments, as compared to $252,521 at December 31, 1998. The funds remaining at September 30, 1999 will be used to pay distributions and other liabilities.

Short-Term Liquidity
--------------------

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, for the nine months ended September 30, 1998, proceeds from the sale of a Property, and for the nine months ended September 30, 1999, the loan of $10,000 received from the corporate general partner in October 1999, as described above in "Capital Resources", the Partnership declared distributions to limited partners of $800,946 and $1,436,486 for the nine months ended September 30, 1999 and 1998, respectively ($266,982 for each of the quarters ended September 30, 1999 and 1998). This represents distributions of $26.70 and $47.88 per unit for the nine months ended September 30, 1999 and 1998, respectively ($8.90 per unit for each of the quarters ended September 30, 1999 and 1998). The distribution for the nine months ended September 30, 1998, included $586,300 of net sales proceeds from the sale of the Property in Kissimmee, Florida. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $216,361 was applied towards the limited partners' ten percent preferred return and the balance of $369,939 was treated as a return of capital for purposes of calculating the limited partners' ten percent preferred return. As a result of this return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the ten percent preferred return is calculated was lowered accordingly. As a result of the sale of the Property, the Partnership's total revenues were reduced, while the majority of the Partnership's operating expenses remained fixed; therefore, distributions of net cash flow were adjusted. No distributions were made to the general partners for the quarters and nine months ended September 30, 1999 and 1998. No amounts distributed to the limited partners for the nine months ended September 30, 1999 and 1998, except for $369,939 as described above, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, increased to $465,452 at September 30, 1999, from $433,907 at December 31, 1998, primarily as a result of the Partnership accruing transaction costs relating to the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. The increase in liabilities at September 30, 1999 was partially offset by a decrease in amounts due to related parties at September 30, 1999, as compared to December 31, 1998. Liabilities at September 30, 1999, to the extent they exceed cash and cash equivalents at September 30, 1999, will be paid from future cash from operations and the loan of $101,000 received from the corporate general partner in October 1999, and, in the event the general partners elect to make additional capital contributions or loans to the Partnership, from future general partner capital contributions or loans.

Long-Term Liquidity
-------------------

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations
---------------------

         During the nine months ended September 30, 1998, the Partnership owned and leased 15 wholly owned Properties (which included one Property in Kissimmee, Florida, which was sold in April 1998), and during the nine months ended September 30, 1999, the Partnership owned and leased 14 wholly owned Properties, to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Partnership earned $730,797 and $774,444, respectively, in rental income from these Properties, $248,638 and $243,612 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. The decrease in rental income during the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, is partially attributable to a decrease in rental income as a result of the sale of the Property in Kissimmee, Florida, in April 1998. The decrease is also partially a result of the fact that the Partnership established an allowance for doubtful accounts in connection with the tenant of the Property in Mesquite, Texas filing for bankruptcy in January 1999. While the tenant has not rejected or affirmed this lease, there can be no assurance that the lease will not be rejected in the future. The possible rejection of this lease could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner.

         For the nine months ended September 30, 1999 and 1998, the Partnership owned and leased two Properties indirectly through joint venture arrangements and one Property with affiliates of the general partners as tenants-in-common. In connection therewith, during the nine months ended September 30, 1999 and 1998, the Partnership earned $71,336 and $62,394, respectively, attributable to net income earned by these joint ventures, $23,928 and $20,937 of which was earned during the quarters ended September 30, 1999 and 1998, respectively.

         Operating expenses, including depreciation and amortization expense, were $315,874 and $245,595 for the nine months ended September 30, 1999 and 1998, respectively, of which $98,404 and $75,058 were incurred for the quarters ended September 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, is primarily attributable to the fact that the Partnership incurred $19,885 and $77,455, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF, as described below. If the limited partners reject the merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         As a result of the sale of a Property during the nine months ended September 30, 1998, the Partnership recognized a gain of $235,804 for financial reporting purposes. No Properties were sold during the nine months ended September 30, 1999.

Proposed Merger
---------------

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 578,880 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $11,384,042 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interest must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates, in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure
------------------------------

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

Assessing Year 2000 Readiness

         The Y2K Team's initial step in assessing year 2000 readiness consisted of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

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

         As of September 30, 1999, the Y2K Team had received responses from approximately 62 percent of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the general partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

         In addition, the Y2K Team has requested documentation from the Partnership's tenants. As of September 30, 1999, the Y2K Team had received responses from approximately 63 percent of the tenants. All of the responses were in writing. Of the tenant's responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. The general partners cannot be assured that the tenants have adequately considered the impact of the year 2000. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

         The Y2K Team has identified and completed upgrades for its hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

         On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                ------------------------------------
         Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and
         ------------------------------------------------------------
         Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr.,
         --------------------------------------------------------------
         Robert A. Bourne, CNL Realty Corporation, and CNL American
         ----------------------------------------------------------
         Properties Fund, Inc., Case No. CIO-99-0003561.
         ----------------------

         On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and
                                               ----------------------------
         on behalf of a class of persons similarly situated, v. CNL
         ----------------------------------------------------------
         American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
         ---------------------------------------------------------------
         Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL
         ------------------------------------------------------------
         Financial Corporation a/k/a CNL Financial Corp., CNL Financial
         --------------------------------------------------------------
         Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the
         -----------------------------------
         Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

         On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income
                                                       -----------------
         Funds Litigation, Case No. 99-3561. Pursuant to this order, the
         ----------------------------------
         plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999, and the various defendants, including the general partners, have 45 days to respond to that consolidated complaint.

Item 2.  Changes in Securities. Inapplicable.
         ---------------------

Item 3.  Defaults upon Senior Securities. Inapplicable.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders. Inapplicable.
         ---------------------------------------------------

Item 5.  Other Information. Inapplicable.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits

              2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999, as amended June 4, 1999, and as amended October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 3 to the Registration Statement of APF on Form S-4, File No. 333-74329.)

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

              27       Financial Data Schedule (Filed herewith.)

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 1999.


                           CNL INCOME FUND, LTD.

                           By:     CNL REALTY CORPORATION
                                   General Partner


                                   By:    /s/ James M. Seneff, Jr.
                                          --------------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                   By:    /s/ Robert A. Bourne
                                          --------------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)