Form 10-K405/A
period 1998-12-31
CNL INCOME FUND LTD
filed 1999-12-21
CIK 788338

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K/A
                                Amendment No. 2
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended  December 31, 1998
                                            -------------------



                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to __________


                        Commission file number  0-15666

                             CNL INCOME FUND, LTD.
            (Exact name of registrant as specified in its charter)


               Florida                         59-2666264
       (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)

                            450 South Orange Avenue
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

                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days:  Yes      X      No _____
                                         ---------

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                 None

     The Form 10-K of CNL Income Fund, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business and Item 8. Financial Statements and Supplementary Data.


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

     Generally, the leases of the Properties provide for two or three five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 14 of the Partnership's 17 Properties also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion
of the lease term has elapsed.   Fair market value will be determined through an
appraisal by an independent appraisal firm. Additionally, certain leases provide the lessees the option to purchase up to a 49 percent joint venture interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above multiplied by the percentage interest in the Property with respect to which the option is being exercised.

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

Item 8.   Financial Statements and Supplementary Data

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------





                                                            Page
                                                            ----

Report of Independent Accountants                              7

Financial Statements:

 Balance Sheets                                                8

 Statements of Income                                          9

 Statements of Partners' Capital                              10

 Statements of Cash Flows                                     11

 Notes to Financial Statements                                13

Additional Financial Information regarding Golden Corral      26

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



/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 1, 1999, except for Note 10 for which the date is March 11, 1999

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                                     December 31,
                                                                               1998                1997
                                                                           ----------         ------------
                       ASSETS
                       ------
Land and buildings on operating leases, less
   accumulated depreciation                                               $7,574,188                   $8,185,465
Investment in and due from joint ventures                                    841,379                      919,476
Cash and cash equivalents                                                    252,521                      184,130
Restricted cash                                                                   --                      129,257
Receivables, less allowance for doubtful
   accounts of $3,092 in 1997                                                 30,959                       21,331
Prepaid expenses                                                               5,463                        4,989
Lease costs, less accumulated amortization
   of $24,375 and $21,875                                                     25,625                       28,125
Accrued rental income                                                         30,791                       27,305
                                                                         ------------------           ------------------

                                                                          $8,760,926                   $9,500,078
                                                                         ==================           ==================


        LIABILITIES AND PARTNERS' CAPITAL
        ---------------------------------

Accounts payable                                                          $      736                   $    2,595
Escrowed real estate taxes payable                                             1,024                          734
Distributions payable                                                        266,982                      316,221
Due to related parties                                                       129,060                      115,741
Rents paid in advance and deposits                                            36,105                       35,737
                                                                         ------------------           ------------------
       Total liabilities                                                     433,907                      471,028

Partners' capital                                                          8,327,019                    9,029,050
                                                                         ------------------           ------------------

                                                                          $8,760,926                   $9,500,078
                                                                         ==================           ==================



                                 See accompanying notes to financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                                  Year Ended December 31,
                                                                1998                       1997                       1996
                                                         -----------------          -----------------          -----------------

Revenues:
 Rental income from
   operating leases                                             $1,015,292                 $1,038,443                 $1,115,530
 Contingent rental income                                           22,193                     22,205                     56,409
 Interest and other income                                          21,087                     22,210                    101,293
                                                                 1,058,572                  1,082,858                  1,273,232
                                                         -----------------          -----------------          -----------------
Expenses:
 General operating and
   administrative                                                   87,080                     86,780                     92,462
 Professional services                                              17,110                     12,772                     13,262
 Real estate taxes                                                   3,969                      3,929                      4,009
 State and other taxes                                               4,450                      5,138                      5,260
 Depreciation and amortization                                     268,260                    208,807                    210,206
 Transaction costs                                                   7,322                         --                         --
                                                                   388,191                    317,426                    325,199
                                                         -----------------          -----------------          -----------------

Income Before Equity in Earnings
 of Joint Ventures and Gain on Sale
 of Land and Buildings                                             670,381                    765,432                    948,033

Equity in Earnings of Joint Ventures                                95,252                    250,142                    116,076

Gain on Sale of Land and Buildings                                 235,804                    233,183                     19,000
                                                         -----------------          -----------------          -----------------

Net Income                                                      $1,001,437                 $1,248,757                 $1,083,109
                                                         =================          =================          =================

Allocation of Net Income:
 General partners                                               $    8,671                 $   11,577                 $   10,641
 Limited partners                                                  992,766                  1,237,180                  1,072,468
                                                         -----------------          -----------------          -----------------

                                                                $1,001,437                 $1,248,757                 $1,083,109
                                                         =================          =================          =================

Net Income Per Limited Partner Unit                                 $33.09                     $41.24                     $35.75
                                                         =================          =================          =================

Weighted Average Number of
 Limited Partner Units Outstanding                                  30,000                     30,000                     30,000
                                                         =================          =================          =================

                See accompanying notes to financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------



                                           General Partners                              Limited Partners
                                 ----------------------------   -------------------------------------------------------------
                                                Accumulated                                    Accumulated   Syndication
                                Contributions   Earnings       Contributions   Distributions     Earnings       Costs      Total
                               --------------  --------------  --------------  --------------   ----------    ---------  --------

 Balance, December 31, 1995       $193,400      $106,141      $13,314,525      $(13,429,078)   $10,705,104  $(1,663,140)  $9,226,952

   Distributions to limited
     partners ($42.16 per
     limited partner unit)              --            --               --        (1,264,884)           --            --  (1,264,884)
   Net income                           --        10,641               --                --     1,072,468            --   1,083,109
                                 -----------   -------------   -------------   -------------   ------------   ----------  ---------

 Balance, December 31, 1996        193,400       116,782       13,314,525       (14,693,962)   11,777,572    (1,663,140)  9,045,177

   Distributions to limited
     partners ($42.16 per
     limited partner unit)              --            --               --        (1,264,884)           --            --  (1,264,884)
   Net income                           --        11,577               --                --     1,237,180            --   1,248,757
                                 ----------    ------------    ------------    ------------    -----------    ----------  ---------

 Balance, December 31, 1997        193,400       128,359       13,314,525       (15,958,846)   13,014,752    (1,663,140)  9,029,050

   Distributions to limited
     partners ($44.45 per
     limited partner unit)              --            --         (369,939)       (1,333,529)           --            --  (1,703,468)
   Net income                           --         8,671               --                --       992,766            --   1,001,437
                                 ---------     -----------     -----------     ------------    ----------     ---------   ---------

 Balance, December 31, 1998       $193,400      $137,030      $12,944,586      $(17,292,375)  $14,007,518   $(1,663,140) $8,327,019
                                 =========     ==========      ==========      ============    ==========     =========   =========


                See accompanying notes to financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------


                                                                                       Year Ended December 31,
                                                                      1998                        1997                      1996
                                                              -----------------           -----------------          ---------------

Increase (Decrease) in Cash and Cash
Equivalents:

Cash Flows from Operating Activities:
     Cash received from tenants                                     $ 1,030,115                 $ 1,227,883             $ 1,096,290
     Distributions from joint ventures                                  113,770                     152,019                 133,296
     Cash paid for expenses                                            (131,054)                    (84,642)               (106,546)
     Interest received                                                   20,958                      21,556                   9,648
       Net cash provided by operating
         activities                                                   1,033,789                   1,316,816               1,132,688
                                                              -----------------           -----------------         ---------------

   Cash Flows from Investing Activities:
     Proceeds from sale of land and buildings                           661,300                     793,009                  20,000
     Additions to land and building                                          --                    (863,135)                     --
     Return of capital from joint venture                                    --                     472,373                      --
     Investment in joint venture                                             --                    (303,419)                     --
     Decrease (increase) in restricted cash                             126,009                    (126,009)                     --
       Net cash provided by (used in)
         investing activities                                           787,309                     (27,181)                 20,000
                                                              -----------------           -----------------         ---------------

   Cash Flows from Financing Activities:
     Proceeds from loan from corporate
       general partner                                                       --                     133,000                  83,100
     Repayment of loan from corporate
       general partner                                                       --                    (133,000)                (83,100)
     Distributions to limited partners                               (1,752,707)                 (1,264,884)             (1,264,884)
         Net cash used in financing activities                       (1,752,707)                 (1,264,884)             (1,264,884)
                                                              -----------------           -----------------         ---------------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                                             68,391                      24,751                (112,196)

Cash and Cash Equivalents at Beginning of Year                          184,130                     159,379                 271,575
                                                              -----------------           -----------------         ---------------

Cash and Cash Equivalents at End of Year                            $   252,521                 $   184,130             $   159,379
                                                              =================           =================         ===============


                See accompanying notes to financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------



                                                        Year Ended December 31,


                                                                 1998                        1997                        1996
                                                         -----------------          -------------------         -------------------

Reconciliation of Net Income to Net Cash
Provided by Operating Activities:

   Net income                                                   $1,001,437                   $1,248,757                  $1,083,109
                                                         -----------------          -------------------         -------------------
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Depreciation                                                206,181                      206,307                     207,706
       Amortization                                                 62,079                        2,500                       2,500
       Equity in earnings of joint ventures,
         net of distributions                                       18,518                      (98,123)                     17,220
       Gain on sale of land and buildings                         (235,804)                    (233,183)                    (19,000)
       Decrease (increase) in receivables                           (6,380)                     158,360                    (151,105)
       Increase in prepaid expenses                                   (474)                        (524)                       (650)
       Decrease (increase) in accrued
         rental income                                              (3,486)                      (3,706)                      1,234
       Increase (decrease) in accounts
         payable and accrued expenses                               (1,569)                         673                     (11,712)
       Increase (decrease) in due to related
         parties                                                    (7,081)                      20,729                      19,873
       Increase (decrease) in rents paid in
         advance and deposits                                          368                       15,026                     (16,487)
          Total adjustments                                         32,352                       68,059                      49,579
                                                         -----------------          -------------------         -------------------

Net Cash Provided by Operating Activities                       $1,033,789                   $1,316,816                  $1,132,688
                                                         =================          ===================         ===================

Supplemental Schedule of Non-Cash Investing and Financing Activities:

   Deferred real estate disposition fee
     incurred and unpaid at end of year                         $   20,400                   $       --                  $       --
                                                         =================          ===================         ===================

   Distributions declared and unpaid at
     December 31                                                $  266,982                   $  316,221                  $  316,221
                                                         =================          ===================         ===================

                See accompanying notes to financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1998, 1997, and 1996

1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Income Fund, Ltd. (the
     -----------------------------------
     "Partnership")is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains.

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

     Use of Estimates - The general partners of the Partnership have made a
     ----------------
     number ofestimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

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

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                     1998                        1997
                                  -------------           ---------------

               Land                 $ 3,759,766              $ 3,999,700
               Buildings              6,092,049                6,358,678
                                  -------------           ---------------
                                      9,851,815               10,358,378

Less accumulated depreciation        (2,277,627)              (2,172,913)
                                  -------------           ---------------

                                    $ 7,574,188              $ 8,185,465
                                  =============           ===============

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

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

                1999                                    $  894,752
                2000                                       894,405
                2001                                       870,528
                2002                                       457,415
                2003                                       456,511
                Thereafter                               4,013,686
                                                        -----------

                                                        $7,587,297
                                                        ===========

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

                                                                              1998                    1997
                                                                      ------------------      ------------------

        Land and buildings on operating
         leases, less accumulated
         depreciation                                                      $3,261,368              $3,338,774
        Cash                                                                    1,354                   1,636
        Prepaid expenses                                                          219                      --
        Accrued rental income                                                  23,087                      --
        Liabilities                                                             1,619                   1,677
        Partners' capital                                                   3,284,409               3,338,733
        Revenues                                                              420,677                 246,236
        Gain on sale of land and building                                          --                 295,080
        Net income                                                            340,503                 500,285

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

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

7.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                     1998                      1997                     1996
                                                              ---------------          -----------------         ----------------

Net income for financial reporting purposes                        $1,001,437                 $1,248,757               $1,083,109

Depreciation for tax reporting purposes
 in excess of depreciation for financial
 reporting purposes                                                   (87,967)                  (104,279)                (108,995)

Gain on sale of land and buildings for
 financial reporting purposes less than
 (in excess of) gain for tax reporting
 purposes                                                              58,632                   (233,183)                      --

Equity in earnings of joint ventures for
 financial reporting purposes less than
 (in excess of) equity in earnings of joint
 ventures for tax reporting purposes                                   49,058                    (18,410)                 (17,987)

Capitalization of transaction costs for tax
 reporting purposes                                                     7,322                         --                       --

Accrued rental income                                                  (3,486)                    (3,706)                   1,234

Rents paid in advance                                                     368                     15,026                  (16,487)

Allowance for doubtful accounts                                        (3,091)                     1,679                 (120,724)
                                                              ---------------          -----------------         ----------------

Net income for federal income tax purposes                         $1,022,273                 $  905,884               $  820,150
                                                              ===============          =================         ================


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

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


8.   Related Party Transactions - Continued:
     --------------------------------------

     The due to related parties consisted of the following at December 31:

                                          1998                     1997
                                   -----------------        -----------------

Due to CNL Fund Advisors, Inc.
and its affiliates:
   Deferred, subordinated real
     estate disposition fee             $ 87,150                 $ 66,750
   Expenditures incurred on
     behalf of the Partnership            15,123                   17,902
   Accounting and
     administrative services              26,787                   31,089
                                   -----------------        -----------------

                                        $129,060                  115,741
                                   =================        =================

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

9.   Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnership's total rental income (including the Partner-ship's share of rental income from joint ventures and the property held as tenants-in-common with an affiliate), for each of the years ended December 31:

                                  1998           1997            1996
                               -----------    ----------      ----------

Golden Corral Corporation       $452,653       $452,653        $452,653
Wendy's International, Inc.          N/A        164,857         212,322
Restaurant Management
 Services, Inc.                      N/A        128,737         129,633

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

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

9.   Concentration of Credit Risk - Continued:
     ----------------------------------------

     In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenant-in-common with an affiliate), for each of the years ended December 31:

                                  1998           1997            1996
                              -----------     -----------     -----------

Golden Corral Family
 Steakhouse Restaurants         $452,653        $452,653        $452,653
Wendy's Old Fashioned
 Hamburger Restaurants           352,330         443,335         507,642
Popeyes Famous Fried
 Chicken                             N/A         128,737         129,633

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

           Additional Financial Information regarding Golden Corral

     The attached combined statements of revenues and direct operating expenses and combined statements of cash flows (the "Golden Corral Restaurant Property Financial Statements") were prepared from financial information derived from the audited financials of Golden Corral Corporation, the lessee of five restaurant properties of the Partnership ("Golden Corral"). The Golden Corral Restaurant Property Financial Statements depict the operating results and cash flows of the individual properties owned by the Partnership and not the operations of Golden Corral. The audited financial statements of Golden Corral are not publicly available, and Golden Corral does not make any guarantee regarding the future operating results of the restaurant properties. Golden Corral is able to consolidate the cash generated from the Partnership's restaurant properties with the cash generated from other properties not owned by the Partnership. As a result, cash generated from the Partnership's restaurant properties may be used by Golden Corral to pay its obligations with respect to other properties in its portfolio and for normal working capital purposes. THEREFORE, THE CASH GENERATED FROM THE GOLDEN CORRAL RESTAURANT PROPERTIES OWNED BY THE PARTNERSHIP IS NOT NECESSARILY INDICATIVE OF GOLDEN CORRAL'S ABILITY TO PAY ITS LEASE OBLIGATIONS WITH RESPECT TO SUCH PROPERTIES.

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

                                                  /s/ KPMG LLP

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

--------------------------------------------------------------------------------

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of December, 1999.

                                         CNL INCOME FUND, LTD.

                                         By:  CNL REALTY CORPORATION
                                              General Partner

                                              /s/ Robert A. Bourne
                                              --------------------
                                              ROBERT A. BOURNE, President


                                         By:  ROBERT A. BOURNE
                                              General Partner

                                              /s/ Robert A. Bourne
                                              --------------------
                                              ROBERT A. BOURNE


                                         By:  JAMES M. SENEFF, JR.
                                              General Partner

                                              /s/ James M. Seneff, Jr.
                                              ------------------------
                                              JAMES M. SENEFF, JR.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                      Title                     Date
        ---------                      -----                     ----
/s/ Robert A. Bourne      President, Treasurer and Director    December 17, 1999
---------------------     (Principal Financial and Accounting
Robert A. Bourne          Officer)



/s/ James M. Seneff, Jr.  Chief Executive Officer and          December 17, 1999
------------------------  Director (Principal Executive
James M. Seneff, Jr.      Officer)
