Form 10-K405
period 1999-12-31
CNL INCOME FUND LTD
filed 2000-03-29
CIK 788338

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                For the transition period from ______ to ______


                        Commission file number 0-15666

                             CNL INCOME FUND, LTD.
            (Exact name of registrant as specified in its charter)

              Florida                                    59-2666264
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                            450 South Orange Avenue
                          Orlando, Florida 32801-3336
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (407) 540-2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes   X    No _____
                                        ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. No [x]
              ---

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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $13,284,970, and were used to acquire 20 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1997, the Partnership sold its Property in Casa Grande, Arizona to a third party. In addition, during 1997, Seventh Avenue Joint Venture, in which the Partnership owned a 50 percent interest, sold its Property to the tenant and the Partnership received a return of capital from the net sales proceeds. The Partnership reinvested the majority of the net sales proceeds from the sale of the Property in Casa Grande, Arizona, and the return of capital received from Seventh Avenue Joint Venture in a Property in Camp Hill, Pennsylvania, and in a Property in Vancouver, Washington, as tenants-in-common , with affiliates of the General Partners. During 1998, the Partnership sold its Property in Kissimmee, Florida to the tenant and distributed the majority of the net sales proceeds as a special distribution to the Limited Partners and made the remaining net sales proceeds available to pay Partnership liabilities. During 1999, the Partnership sold its Property in Kent Island, Maryland, to a third party and intends to reinvest the net sales proceeds in an additional Property. As a result of the above transactions, as of December 31, 1999, the Partnership owned 16 Properties. The 16 Properties include interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates of the General Partners as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Termination of Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

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

     Generally, the leases of the Properties provide for two or three five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of six of the Partnership's 16 Properties also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Additionally, certain leases provide the lessees the option to purchase up to a 49 percent joint venture interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above multiplied by the percentage interest in the Property with respect to which the option is being exercised.

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

     In October 1999, the Partnership entered into a lease amendment with the tenant of the Property in Camp Hill, Pennsylvania, that changed the obligation of payment of percentage rent by the tenant until renovations to the Property are completed. The tenant is funding all renovations to the Property.

     During 1999, the tenant of the Property in Mesquite, Texas, filed for bankruptcy and effective October 1, 1999, assigned its lease to a new tenant, with all other lease terms remaining unchanged.

Major Tenants

     During 1999, Golden Corral Corporation and Wendy's International, Inc. each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from two Properties owned by joint ventures and a Property owned with affiliates of the General Partners as tenants-in-common). As of December 31, 1999, Golden Corral Corporation was the lessee under leases relating to four restaurants and Wendy's International, Inc. was the lessee under leases relating to two restaurants. It is anticipated that based on the minimum rental payments required by the leases, these two lessees each will continue to contribute ten percent or more of the Partnership's total rental income in 2000 and subsequent years. In addition, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), each accounted for more than ten percent of the Partnership's total rental income in 1999 (including the Partnership's share of the rental income from two Properties owned by joint ventures and a Property owned with affiliates of the General Partners as tenants-in-common). In subsequent years, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 1999, Golden Corral Corporation leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

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

Property Management

     CNL Fund Advisors, Inc., an affiliate of the General Partners, acts as manager of the Partnership's Properties pursuant to a property management agreement with the Partnership. Under this agreement, CNL Fund Advisors, Inc. (the "Advisor") is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund Advisors, Inc. an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services. Under the property management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners do not receive a 10% Preferred Return, no property management fee will be paid.

     The property management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

Employees

     The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

     As of December 31, 1999, the Partnership owned 16 Properties. Of the 16 Properties, 13 are owned by the Partnership in fee simple, two are owned through joint venture arrangements and one is owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

     Land. The Partnership's Property sites range from approximately 16,000 to 95,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.



          State                          Number of Properties
          -----                          --------------------

          Alabama                                  1
          Arizona                                  2
          Florida                                  3
          Georgia                                  1
          Louisiana                                1
          Maryland                                 1
          Oklahoma                                 1
          Pennsylvania                             1
          Texas                                    3
          Virginia                                 1
          Washington                               1
                                            -----------------
          TOTAL PROPERTIES                        16
                                            =================

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,900 to 5,540 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1999, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 19, 31.5 and 40 years for federal income tax purposes. As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Property owned through a tenancy in common arrangement) for federal income tax purposes was $5,259,453 and $2,318,464, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by Restaurant Chain.


          Properties                           Number of Properties
          ----------                           --------------------

          Burger King                                  1
          Chevy's Fresh Mex                            1
          Golden Corral                                4
          Ground Round                                 1
          Pizza Hut                                    2
          Popeye's                                     1
          Wendy's                                      5
          Other                                        1
                                                -----------------
          TOTAL PROPERTIES                            16
                                                =================

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

     As of December 31, 1999, 1998, 1997, 1996 and 1995, all of the Properties were occupied. The following is a schedule of the average annual rent per Property for each of the years ended December 31:


                                   1999                 1998                   1997                  1996                 1995
                               ---------------     -----------------      -----------------     -----------------     -------------
Rental Revenues (1)               $1,126,114            $1,154,410             $1,183,568            $1,232,983          $1,300,447
Properties                                16                    17                     18                    18                  18
Average Rent per
  Property                        $   70,382            $   67,906             $   65,754            $   68,499          $   72,247

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Property owned through a tenancy in common arrangement. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1999 for each year for the next ten years and thereafter.

                                                                                     Percentage of
              Expiration              Number               Annual Rental             Gross Annual
                 Year               of Leases                Revenues                Rental Income
             ------------          ------------          ---------------        -------------------
               2000                          --               $       --                         --
               2001                           4                  360,010                      35.46%
               2002                          --                       --                         --
               2003                           1                   64,896                       6.39%
               2004                           1                   33,118                       3.26%
               2005                          --                       --
               2006                           4                  249,569                      24.58%
               2007                           1                   15,960                       1.57%
               2008                          --                       --                         --
               2009                          --                       --                         --
               Thereafter                     5                  291,805                      28.74%
                                   ------------          ---------------                -----------
               Totals                        16               $1,015,358                     100.00%
                                   ============           ==============                ===========


     Leases with Major Tenants. The terms of the leases with the Partnership's major tenants as of December 31, 1999 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

     Golden Corral Corporation leases four Golden Corral restaurants. The initial term of each lease ranges from 7.83 to 15 years (expiring 2001) and the average minimum base annual rent is approximately $90,000 (ranging from approximately $77,600 to $109,300). The General Partners will seek to re-lease these Properties with Golden Corral or another tenant, or to sale these Properties upon the expiration of the leases.

     Wendy's International, Inc. leases two Wendy's restaurants. The initial term of each lease ranges from 16.66 to 17.44 years (expiring 2006 and 2016) and the average minimum base annual rent is approximately $76,900.

Competition

     The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.


Item 3.  Legal Proceedings

     On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief . As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                      -------------------------------------
Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol
---------------------------------------------------------------------------
Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty
----------------------------------------------------------------------------
Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.
----------------------------------------------------

     On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly
         ----------------------------------------------------------------------
situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
--------------------------------------------------------------------------------
Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial
----------------------------------------------------------------------
Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL
---------------------------------------------------------------------------
Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial
-----------
Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

     On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                              -----------------------
Litigation, Case No. 99-3561.  Pursuant to this order, the plaintiffs in these
----------------------------
cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the General Partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestions of Mootness.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2000, there were 1,056 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 1999, Limited Partners who wished to sell their Units could have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), could have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From January 1997 through April 1998, due primarily to sales of Properties in prior years, the price paid for any Unit transferred pursuant to the Plan was $422 per Unit. Effective with the date of sale of the Property in Kissimmee, Florida, as described below in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources, the price paid for any Unit transferred pursuant to the Plan ranged from $351.50 to $410. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

     The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1999 and 1998 other than pursuant to the Plan, net of commissions.

                                                    1999                                        1998 (1)
                                 ----------------------------------------     ------------------------------------------
                                     High          Low           Average          High           Low           Average
                                 ---------     ---------     ------------     ---------      ---------     -------------
     First Quarter                    $352          $352             $352          $422           $422              $422
     Second Quarter                    400           381              391            (2)            (2)               (2)
     Third Quarter                      (2)           (2)              (2)          420            420               420
     Fourth Quarter                    330           240              292           373            373               373

(1) A total of 418 and 153 Units were transferred other than pursuant to the Plan for the years ended December 31, 1999 and 1998, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

     The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

     For the years ended December 31, 1999 and 1998, the Partnership declared cash distributions of $1,067,928 and $1,703,468, respectively, to the Limited Partners. Distributions during the year ended December 31, 1998 included $586,300 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the Property in Kissimmee, Florida. This special distribution was effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, $216,361 was applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $369,939 was treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of this return of capital and the returns of capital in prior years, the amount of the Limited Partners' invested capital contributions (which generally is the Limited Partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sale of the Property during 1998, the Partnership's total revenue was reduced during 1998 and is expected to remain reduced in subsequent years, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended June 30, 1998. No distributions have been made to the General Partners to date.

     As indicated in the chart below, distributions were declared at the close of each of the Partnership's calendar quarters. This amount includes monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

          Quarter Ended                    1999            1998
          -------------                    ----            ----
          March 31                        $266,982       $316,221
          June 30                          266,982        853,283
          September 30                     266,982        266,982
          December 31                      266,982        266,982

     The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

(b)    Not Applicable

Item 6.  Selected Financial Data

                                           1999                1998                1997                1996                1995
                                     ---------------     ---------------     ---------------     ---------------     ---------------
Year ended December 31:
  Revenues (1)                            $1,119,652          $1,153,824          $1,333,000          $1,389,308          $1,290,567
  Net income (2)                           1,075,771           1,001,437           1,248,757           1,083,109             962,102
  Cash distributions
  declared (3)                             1,067,928           1,703,468           1,264,884           1,264,884           1,264,883
  Net income per Unit (2)                      35.51               33.09               41.24               35.75               31.75
  Cash distributions declared
  per Unit (3)                                 35.60               56.78               42.16               42.16               42.16

At December 31:
  Total assets                            $8,825,685          $8,760,926          $9,500,078          $9,479,777          $9,668,878
  Partners' capital                        8,334,862           8,327,019           9,029,050           9,045,177           9,226,952

(1)  Revenues include equity in earnings of joint ventures.

(2) Net income for the years ended December 31, 1999, 1998, 1997, and 1996, includes $315,649, $235,804, $233,183, and $19,000, respectively, from gains on sale of land and buildings.

(3) Distributions for the year ended December 31, 1998 include $586,300, as a result of the distribution of a portion of the net sales proceeds from the sales of Properties.

     The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on November 26, 1985, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1999, the Partnership owned 16 Properties, either directly or indirectly through joint venture and tenancy in common arrangements.

Capital Resources

     During the years ended December 31, 1999, 1998, and 1997, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $993,124, $1,033,789, and $1,316,816. The decrease in cash from operations during 1999 and 1998, each as compared to the prior year was primarily a result of changes in income and expenses as described in "Results of Operations" below.

     Other sources and uses of capital included the following during the years ended December 31, 1999, 1998 and 1997.

     During 1997, the Partnership entered into a promissory note with the corporate General Partner for a loan totalling $133,000 in connection with the operations of the Partnership. The loans were uncollateralized, non-interest bearing and due on demand. As of December 31, 1997, the Partnership had repaid the loans in full to the corporate General Partner. In addition, during 1999, the Partnership entered into another promissory note with the corporate General Partner for a loan in the amount of $122,000 in connection with the operations of the Partnership. The note is uncollateralized, non-interest bearing and due on demand. As of December 31, 1999, the Partnership had repaid the loan in full to the corporate General Partner. In addition, in January 2000, the Partnership entered into another promissory note with the corporate General Partner for a loan in the amount of $70,000 in connection with the operations of the Partnership. The note is uncollateralized, non-interest bearing and due on demand. As of February 28, 2000, the Partnership had repaid the loan in full to the corporate General Partner.

     In August 1997, the Partnership sold its Property in Casa Grande, Arizona, to a third party for $840,000 and received net sales proceeds of $793,009, resulting in a gain of $233,183 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1986 and had a cost of approximately $667,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $125,700 in excess of its original purchase price. In October 1997, the Partnership reinvested the majority of the net sales proceeds in a Property in Camp Hill, Pennsylvania, as described below. The Partnership used the remaining net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners. A portion of the transaction relating to the sale of the Property in Casa Grande, Arizona, and the reinvestment of the majority of the net sales proceeds in a Property in Camp Hill, Pennsylvania, qualified as a like-kind exchange transaction for federal income tax purposes.

     In addition, in August 1997, Seventh Avenue Joint Venture, in which the Partnership owned a 50 percent interest, sold its Property to its tenant for $950,000 and received net sales proceeds of $944,747, resulting in a gain to the joint venture of approximately $295,100 for financial reporting purposes. The Property was originally acquired by Seventh Avenue Joint Venture in June 1986 and had a total cost of approximately $770,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the Property for approximately $174,700 in excess of its original purchase price. During 1997, as a result of the sale of the Property, the joint venture was dissolved in accordance with the joint venture agreement. As a result, the Partnership received approximately $472,400, representing its pro rata share of the net sales proceeds received by the joint venture. In October 1997, the Partnership reinvested a portion of these net sales proceeds in the Property in Camp Hill, Pennsylvania, as described below. In December 1997, the Partnership reinvested the remaining net sales proceeds in a Property located in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

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

     The Partnership distributed $586,300 of the net sales proceeds received from the 1998 sale of the Property in Kissimmee, Florida as a special distribution to the Limited Partners and use the remaining net sales proceeds available to pay Partnership liabilities. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

  In October 1999, the Partnership sold its Property in Kent Island, Maryland to a third party for $875,000 and received net sales proceeds of approximately $820,500, resulting in a gain of $315,649 for financial reporting purposes.
This Property was originally acquired by the Partnership in 1986 and had a cost of approximately $726,600, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $93,900 in excess of its original purchase price. In connection with the sale, the Partnership also received $50,000 from the former tenant as consideration of the Partnership releasing the tenant from its obligation under the terms of its lease. The Partnership may use the remaining net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners or reinvest in additional properties. In any event, the Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

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

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, distributions to Limited Partners or use for the payment of Partnership liabilities, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 1999, the Partnership had $1,048,174 invested in such short-term investments as compared to $252,521 at December 31, 1998. The increase in cash and cash equivalents is primarily due to the net sales proceeds held by the Partnership as of December 31, 1999, relating to the sale of the Property in Kent Island, Maryland, in October 1999 as described above. As of December 31, 1999, the average interest rate earned by the Partnership on rental income deposited in demand deposit accounts at commercial banks was approximately 3.49% annually. The funds remaining at December 31, 1999, may be used to reinvest in an additional Property, and for the payment of distributions and other liabilities.

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

     Due to low ongoing operating expenses and ongoing cash flow, the General Partners do not believe that working capital reserves are necessary at this time. In addition, because the leases for the Partnership's Properties are generally on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. The General Partners may determine to establish reserves in the future. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs.

     The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership, in which event such contributions will be returned to the General Partners from distributions of net sales proceeds at the same time that their initial capital contributions of $1,000 are returned.

     The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution.
Based primarily on current and anticipated future cash from operations, and for 1998 proceeds from the sale of Properties as described above, the Partnership declared distributions to Limited Partners of $1,067,928, $1,703,468 and $1,264,884 for 1999, 1998 and 1997, respectively. This represents distributions of $35.60, $56.78 and $42.16 per Unit for years ended December 31, 1999, 1998 and 1997, respectively. The distributions to the Limited Partners for 1999 and 1997 were also based on loans received from the General Partners of $122,000 and $133,000, respectively, all of which were subsequently repaid, as described above in "Capital Resources." Distributions during 1998 included $586,300 of net sales proceeds from the sale of the Property in Kissimmee, Florida. This special distribution was effectively a return of a portion of the Limited Partners investment; although, in accordance with the Partnership agreement, $216,361 was applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $369,939 was treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the sale of the Property during 1998, the Partnership's total revenue was reduced during 1998 and is expected to remain reduced in subsequent years, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended June 30, 1998. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

     During 1999, 1998, and 1997, affiliates of the General Partners incurred on behalf of the Partnership $68,435, $45,018, and $33,962, respectively, for certain operating expenses. As of December 31, 1999, 1998 and 1997, the Partnership owed $36,327, $41,910 and $48,991, respectively, to affiliates for such amounts and accounting and administrative services. In addition, as of December 31, 1999 and 1998, the Partnership owed affiliates $87,150 and $66,750, in real estate disposition fees due as a result of services rendered in connection with the sale of one Property during 1998 and two Properties in previous years. The payment of such fees is deferred until the Limited Partners have received the sum of their cumulative 10% Preferred Return and their adjusted capital contributions. Amounts payable to other parties, including distributions payable, increased to $339,903 at December 31, 1999, from $268,742 at December 31, 1998. The increase is primarily the result of the Partnership accruing transaction costs relating to the proposed Merger with CNL American Properties Fund, Inc. ("APF"), as described below in "Termination of Merger". The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

     During 1997, the Partnership owned and leased 16 wholly owned Properties (including one Property in Casa Grande, Arizona, which was sold in August 1997). During 1998, the Partnership owned and leased 15 wholly owned Properties (including one Property in Kissimmee, Florida, which was sold in April 1998) and during 1999, the Partnership owned and leased 14 wholly owned Properties (including one Property in Kent Island, Maryland, which was sold in October
1999). During the year ended December 31, 1997, the Partnership was also a co-venturer in three separate joint ventures that each owned and leased one Property (including one Property owned and leased by Seventh Avenue Joint Venture, which was sold in August 1997). During the years ended December 31, 1999 and 1998, the Partnership was a co-venturer in two separate joint ventures that each owned and leased one Property. In addition, during 1997, 1998 and 1999, the Partnership owned and leased one Property, with an affiliate of the General Partners, as tenants-in-common. As of December 31, 1999, the Partnership owned, either directly or through joint venture arrangements, 16 Properties which are, in general, subject to long-term, triple net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $16,000 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, certain leases provide for increases in the annual base rent during the lease terms. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership earned $971,726, $1,015,292, and $1,038,443, respectively, in base rental income from the Partnership's wholly owned Properties described above. The decrease in rental income during 1999 and 1998, each as compared to the previous year, is primarily attributable to a decrease in rental income as a result of the sale of Properties during 1999, 1998 and 1997. The decrease during 1999 and 1998, each as compared to the previous year, is partially offset by an increase in rental income due to the fact that the Partnership reinvested the majority of these net sales proceeds in a Property in Camp Hill, Pennsylvania, in October 1997, as described above in "Capital Resources."

     During the years ended December 31, 1999, 1998, and 1997, the Partnership also earned $37,537, $22,193, and $22,205, respectively, in contingent rental income. The increase in contingent rental income during 1999 as compared to 1998 and 1997, is attributable to an increase, during 1999, in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income.

     In addition, during the years ended December 31, 1999, 1998, and 1997, the Partnership earned $95,251, $95,252, and $250,142, respectively, attributable to net income earned by the three joint ventures in which the Partnership is a co-venturer and one Property with affiliates of the General Partners as tenants-in-common (including one Property owned and leased by Seventh Avenue Joint Venture, which was sold in August 1997). Net income earned by joint ventures during 1997, was higher due to the fact that in August 1997, Seventh Avenue Joint Venture, in which the Partnership owned a 50 percent interest, recognized a gain of approximately $295,100 for financial reporting purposes, as a result of the sale of its Property, as described above in "Capital Resources." The decrease during 1999 and 1998 is partially offset by the fact that in December 1997, the Partnership reinvested a portion of its pro rata share of the net sales proceeds received by the joint venture in a Property in Vancouver, Washington, as tenants-in-common with affiliates of the General Partners.

     During the year ended December 31, 1999, two of the Partnership's lessees, Golden Corral Corporation and Wendy's International, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from two Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). As of December 31, 1999, Golden Corral Corporation was the lessee under leases relating to four restaurants and Wendy's International, Inc. was the lessee under leases relating to two restaurants. It is anticipated that Golden Corral Corporation and Wendy's International will continue to contribute ten percent or more of the Partnership's total rental income during 2000. In addition, two Restaurant Chains, Golden Corral and Wendy's each accounted for more than ten percent of the Partnership's total rental income in 1999 (including the Partnership's share of the rental income from two Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). It is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. In addition, the initial lease term relating to the four Properties leased by Golden Corral Corporation expire in 2001 and are renewable at the option of the tenant. In the event Golden Corral Corporation does not renew some or all of its leases, and the General Partners are not able to re-lease the Properties on as favorable of terms, the Partnership's income may be adversely affected.

     Operating expenses, including depreciation and amortization expense, were $409,530, $388,191, and $317,426, for the years ended December 31, 1999, 1998 and 1997, respectively. The increase in operating expenses during 1999 and 1998, each as compared to the previous year, is partially due to the fact that the Partnership incurred $83,162 and $7,322, respectively, in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described in "Termination of Merger." The increase in operating expenses during 1998 as compared to 1997, is also partially attributable to an increase in amortization expense relating to the amortization of the difference between the investment in a joint venture and the underlying equity of the joint venture at December 31, 1998.

     As a result of the sale of the Property in Kent Island, Maryland, as described above in "Capital Resources," the Partnership recognized a gain of $315,649 for financial reporting purposes during 1999. In connection with the sale, the Partnership also received $50,000 as a lease termination fee from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the Lease. In addition, as a result of the sale of the Properties in Kissimmee, Florida, and Casa Grande, Arizona, each as described above in "Capital Resources," the Partnership recognized gains of $235,804 and $233,183 for financial reporting purposes during 1998 and 1997, respectively.

     The Partnership's leases as of December 31, 1999, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income (for certain Properties) over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Termination of Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Status

     The Partnership generally does not directly own information technology systems. The General Partners and their affiliates generally provide all services requiring the use of information and some non-information technology systems pursuant to the property management agreement with the Partnership. In early 1998, affiliates of the General Partners formed a year 2000 committee ("the Y2K Team") that assessed the readiness of any systems that were date sensitive and completed upgrades for the hardware equipment and software that was not year 2000 compliant, as necessary. The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners and their affiliates do not expect that the Partnership will incur any costs in connection with the year 2000 remedial measures. In addition, the Y2K Team requested and received certifications of compliance from other companies with which the General Partners, their affiliates, and the Partnership have material third party relationships.

     In assessing the risks presented by the year 2000 problem, the Y2K Team identified potential worst case scenarios involving the future of the information and non-information technology systems used by the Partnership's transfer agent, financial institutions and tenants. As of January 14, 2000, the General Partners and their affiliates have tested the information and non-information technology systems used by the Partnership and have not experienced material disruption or other significant problems. In addition, as of the same date, the General Partners are not aware of any material year 2000 problems relating to information and non-information technology systems of third parties with which the Partnership maintains material relationships, including those of the Partnership's transfer agent, financial institutions and tenants. In addition, in the Partnership's interactions with its transfer agent, financial institutions and tenants, the systems of these third parties have functioned normally. Until the Partnership's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the General Partners will continue to monitor the year 2000 compliance of the transfer agent. In addition, the General Partners will continue to monitor the systems used by the Partnership and to maintain contact with third parties with which the Partnership has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The General Partners will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

     Based on the information provided to the Y2K Team, the upgrades and remedial measures by the General Partners and their affiliates, and the normal functioning to date of information and non-information technology systems used by the Partnership and those third parties, the General Partners does not foresee significant risks associated with its year 2000 compliance at this time. In addition, the General Partners and their affiliates do not expect to incur any additional costs in connection with the year 2000 remedial efforts. However, there can be no assurance that the General Partners and their affiliates or any third parties will not have ongoing year 2000 issues that may have adverse effects on the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

Item 8.  Financial Statements and Supplementary Data

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                                    CONTENTS
                                    --------




                                                      Page
                                                      ----

Report of Independent Certified Public Accountants      17

Financial Statements:

  Balance Sheets                                        18

  Statements of Income                                  19

  Statements of Partners' Capital                       20

  Statements of Cash Flows                              21

  Notes to Financial Statements                         23

              Report of Independent Certified Public Accountants
              --------------------------------------------------




To the Partners
CNL Income Fund, Ltd.


In our opinion, the financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund, Ltd. (a Florida limited partnership) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP


Orlando, Florida
February 4, 2000, except for Note 9 for which the date is March 1, 2000

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                          December 31,
                                                      1999            1998
                                                  ------------    ------------
                     ASSETS
                     ------
Land and buildings on operating leases, less
  accumulated depreciation                        $  6,870,603    $  7,574,188
Investment in and due from joint ventures              822,993         841,379
Cash and cash equivalents                            1,048,174         252,521
Receivables, less allowance for doubtful
  accounts of $1,236 in 1999                            18,768          30,959
Prepaid expenses                                         8,322           5,463
Lease costs, less accumulated amortization
  of $26,875 and $24,375, respectively                  23,125          25,625
Accrued rental income                                   33,700          30,791
                                                  ------------    ------------

                                                  $  8,825,685    $  8,760,926
                                                  ============    ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable                                  $     61,890    $        736
Escrowed real estate taxes payable                      11,031           1,024
Distributions payable                                  266,982         266,982
Due to related parties                                 123,477         129,060
Rents paid in advance and deposits                      27,443          36,105
                                                  ------------    ------------
     Total liabilities                                 490,823         433,907

Partners' capital                                    8,334,862       8,327,019
                                                  ------------    ------------

                                                  $  8,825,685    $  8,760,926
                                                  ============    ============

                See accompanying notes to financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                              STATEMENTS OF INCOME
                              --------------------


                                                      Year Ended December 31,
                                                  1999         1998         1997
                                               ----------   ----------   ----------
Revenues:
  Rental income from operating leases          $  971,726   $1,015,292   $1,038,443
  Contingent rental income                         37,537       22,193       22,205
  Interest and other income                        15,138       21,087       22,210
                                               ----------   ----------   ----------
                                                1,024,401    1,058,572    1,082,858
                                               ----------   ----------   ----------
Expenses:
  General operating and administrative             87,383       87,080       86,780
  Professional services                            32,841       17,110       12,772
  Real estate taxes                                    --        3,969        3,929
  State and other taxes                             4,867        4,450        5,138
  Depreciation and amortization                   201,277      268,260      208,807
  Transaction costs                                83,162        7,322           --
                                               ----------   ----------   ----------
                                                  409,530      388,191      317,426
                                               ----------   ----------   ----------
Income Before Equity in Earnings of Joint
  Ventures and Gain on Sale of Land and
  Buildings and Lease Termination Income          614,871      670,381      765,432

Equity in Earnings of Joint Ventures               95,251       95,252      250,142

Gain on Sale of Land and Buildings                315,649      235,804      233,183

Lease Termination Income                           50,000           --           --
                                               ----------   ----------   ----------

Net Income                                     $1,075,771   $1,001,437   $1,248,757
                                               ==========   ==========   ==========

Allocation of Net Income
  General partners                             $   10,338   $    8,671   $   11,577
  Limited partners                              1,065,433      992,766    1,237,180
                                               ----------   ----------   ----------

                                               $1,075,771   $1,001,437   $1,248,757
                                               ==========   ==========   ==========

Net Income Per Limited Partner Unit            $    35.51   $    33.09   $    41.24
                                               ==========   ==========   ==========

Weighted Average Number of
  Limited Partner Units Outstanding                30,000       30,000       30,000
                                               ==========   ==========   ==========

                See accompanying notes to financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

                                    General Partners                                  Limited Partners
                           ----------------------------    -----------------------------------------------------------
                                            Accumulated                                      Accumulated   Syndication
                           Contributions     Earnings      Contributions     Distributions    Earnings        Costs        Total
                           -------------    -----------    -------------     -------------   -----------   -----------  -----------
Balance, December 31, 1996      $193,400       $116,782      $13,314,525      $(14,693,962)  $11,777,572   $(1,663,140) $ 9,045,177

 Distributions to limited
   partners ($42.16 per
   limited partner unit)              --             --               --        (1,264,884)           --            --   (1,264,884)
 Net Income                           --         11,577               --                --     1,237,180            --    1,248,757
                           -------------  -------------    -------------    --------------   -----------   -----------  -----------

Balance, December 31, 1997       193,400        128,359       13,314,525       (15,958,846)   13,014,752    (1,663,140)   9,029,050

 Distributions to limited
   partners ($44.45 per
   limited partner unit)              --             --         (369,939)       (1,333,529)           --            --   (1,703,468)
 Net income                           --          8,671               --                --       992,766            --    1,001,437
                           -------------    -----------    -------------    --------------   -----------   -----------  -----------

Balance, December 31, 1998       193,400        137,030       12,944,586       (17,292,375)   14,007,518    (1,663,140)   8,327,019

 Distributions to limited
   partners ($35.60 per
   limited partner unit)              --             --               --        (1,067,928)           --            --   (1,067,928)
 Net income                           --         10,338               --                --     1,065,433            --    1,075,771
                           -------------    -----------    -------------    --------------   -----------   -----------  -----------

Balance, December 31, 1999      $193,400       $147,368      $12,944,586      $(18,360,303)  $15,072,951   $(1,663,140) $ 8,334,862
                           =============    ===========    =============    ==============   ===========   ===========  ===========

                See accompanying notes to financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                        Years Ended December 31,
                                                             1999                 1998                 1997
                                                       --------------      ---------------      ---------------
Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:
     Cash received from tenants                           $ 1,084,569          $ 1,030,115          $ 1,227,883
     Distributions from joint venture                         113,637              113,770              152,019
     Cash paid for expenses                                  (216,695)            (131,054)             (84,642)
     Interest received                                         11,613               20,958               21,556
                                                       --------------      ---------------      ---------------
       Net cash provided by operating activities              993,124            1,033,789            1,316,816
                                                       --------------      ---------------      ---------------

   Cash Flows from Investing Activities:
     Proceeds from sale of land and buildings                 820,457              661,300              793,009
     Proceeds received from tenant in connection
       with termination of lease                               50,000                   --                   --
     Additions to land and buildings                               --                   --             (863,135)
     Return of capital from joint venture                          --                   --              472,373
     Investment in joint ventures                                  --                   --             (303,419)
     Decrease (increase) in restricted cash                        --              126,009             (126,009)
                                                       --------------      ---------------      ---------------
       Net cash provided by (used in) investing
         activities                                           870,457              787,309              (27,181)
                                                       --------------      ---------------      ---------------

   Cash Flows from Financing Activities:
     Proceeds from loan from corporate general
       partner                                                122,000                   --              133,000
     Repayment of loan from corporate general
       partner                                               (122,000)                  --             (133,000)
     Distributions to limited partners                     (1,067,928)          (1,752,707)          (1,264,884)
                                                       --------------      ---------------      ---------------
       Net cash used in financing activities               (1,067,928)          (1,752,707)          (1,264,884)
                                                       --------------      ---------------      ---------------

Net Increase in Cash and Cash Equivalents                     795,653               68,391               24,751

Cash and Cash Equivalents at Beginning of Year                252,521              184,130              159,379
                                                       --------------      ---------------      ---------------

Cash and Cash Equivalents at End of Year                  $ 1,048,174          $   252,521          $   184,130
                                                       ==============      ===============      ===============

                See accompanying notes to financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------

                                                                         Years Ended December 31,
                                                              1999                 1998                  1997
                                                      -----------------      --------------      -----------------
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:

   Net Income                                                $1,075,771          $1,001,437             $1,248,757
                                                      -----------------      --------------      -----------------
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
       Depreciation                                             198,777             206,181                206,307
       Amortization                                               2,500              62,079                  2,500
       Equity in earnings of joint
         ventures, net of distributions                          18,386              18,518                (98,123)
       Gain on sale of land and buildings                      (315,649)           (235,804)              (233,183)
       Lease termination income                                 (50,000)                 --                     --
       Decrease (increase) in receivables                        12,191              (6,380)               158,360
       Increase in prepaid expenses                              (2,859)               (474)                  (524)
       Increase in accrued rental income                         (2,909)             (3,486)                (3,706)
       Increase (decrease) in accounts
         payable and accrued expenses                            71,161              (1,569)                   673
       Increase (decrease) in due to
         related parties                                         (5,583)             (7,081)                20,729
       Increase (decrease) in rents paid in
         advance and deposits                                    (8,662)                368                 15,026
                                                      -----------------      --------------      -----------------
           Total adjustments                                    (82,647)             32,352                 68,059
                                                      -----------------      --------------      -----------------

Net Cash Provided by Operating Activities                    $  993,124          $1,033,789             $1,316,816
                                                      =================      ==============      =================

Supplemental Schedule of Non-Cash
   Investing and Financing Activities:

     Deferred real estate disposition fee
       incurred and unpaid at end of year                    $       --          $   20,400             $       --
                                                      =================      ==============      =================

     Distributions declared and unpaid at
       December 31                                           $  266,982          $  266,982             $  316,221
                                                      =================      ==============      =================

                See accompanying notes to financial statements.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1999, 1998, and 1997


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

     Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease or events or changes in circumstances indicate that the tenant will not lease the property through the end of the lease term, the Partnership either creates an allowance or reverses the cumulative accrued rental income balance.

     When the properties are sold, the related cost and accumulated depreciation plus any accrued rental income, will be removed from the accounts and gains or losses from sales will be reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Investment in Joint Ventures - The Partnership's investments in Sand Lake
     ----------------------------
     Road Joint Venture, Orange Avenue Joint Venture, and a property in Vancouver, Washington, held as tenants-in-common with affiliates of the General Partners, are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                       1999                1998
                                                ----------------      ---------------
          Land                                  $      3,619,063      $     3,759,766
          Buildings                                    5,454,223            6,092,049
                                                ----------------      ---------------
                                                       9,073,286            9,851,815

          Less accumulated depreciation               (2,202,683)          (2,277,627)
                                                ----------------      ---------------

                                                $      6,870,603      $     7,574,188
                                                ================      ===============

     In August 1997, the Partnership sold its property in Casa Grande, Arizona, to a third party for $840,000 and received net sales proceeds of $793,009, resulting in a gain of $233,183 for financial reporting purposes. This property was originally acquired by the Partnership in December 1986 and had a cost of approximately $667,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $125,700 in excess of its original purchase price. In October 1997, the Partnership reinvested the majority of the net sales proceeds in a property located in Camp Hill, Pennsylvania.

     During the year ended December 31, 1998, the Partnership sold its property in Kissimmee, Florida for $680,000 and received net sales proceeds of $661,300 resulting in a gain of $235,804 for financial reporting purposes. This property was originally acquired by the Partnership in 1987 and had a cost of approximately $475,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this property for approximately $185,900 in excess of its original purchase price. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $20,400 (See Note 7).

     During the year ended December 31, 1999, the Partnership sold its property in Kent Island, Maryland for $875,000 and received net sales proceeds of approximately $820,500 resulting in a gain of $315,649 for financial reporting purposes. This property was originally acquired by the Partnership in 1986 and had a cost of approximately $726,600, excluding acquisition fees and miscellaneous acquisition expenses; therefore the Partnership sold the property for approximately $93,900 in excess of its original purchase price. In connection with the sale, the Partnership also received $50,000 from

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     the former tenant in consideration of the Partnership releasing the tenant from its obligation under the terms of its lease.

     Certain leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1999, 1998 and 1997, the Partnership recognized $2,909, $3,486 and $3,706, respectively, of such income.

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1999:

          2000                                 $        834,063
          2001                                          811,386
          2002                                          492,115
          2003                                          492,411
          2004                                          464,431
          Thereafter                                  3,552,254
                                               ----------------

                                               $      6,646,660
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

4.   Investment in Joint Ventures:
     ----------------------------

     In August 1997, Seventh Avenue Joint Venture, in which the Partnership owned a 50 percent interest, sold its property to its tenant for $950,000, and received net sales proceeds of $944,747, resulting in a gain to the joint venture of approximately $295,100 for financial reporting purposes. The property was originally acquired by Seventh Avenue Joint Venture in June 1986 and had a total cost of approximately $770,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the joint venture sold the property for approximately $174,700 in excess of its original purchase price. During 1997, as a result of the sale of the property, the joint venture was dissolved in accordance with the joint venture agreement. As a result, the Partnership received approximately $472,400, representing its prorata share of the net sales proceeds received by the joint venture.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


4.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     In December 1997, the Partnership acquired a property in Vancouver, Washington, as tenants-in-common with affiliates of the general partners. As of December 31, 1999, the Partnership had a 50 percent interest in the profits and losses of Orange Avenue Joint Venture and Sand Lake Road Joint Venture, and owned a 12.17% interest in a property in Vancouver, Washington, as tenants-in-common. These joint ventures, and the Partnership and affiliates of the general partners, as tenants-in-common, each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures and the property held as tenants-in-common with affiliates at December 31:

                                                                 1999                1998
                                                           ---------------     ---------------
          Land and buildings on operating
           leases, less accumulated
           depreciation                                         $3,184,085          $3,261,368
          Cash                                                      11,384               1,354
          Prepaid expenses                                             301                 219
          Accrued rental income                                     46,110              23,087
          Liabilities                                               12,102               1,619
          Partners' capital                                      3,229,778           3,284,409
          Revenues                                                 420,003             420,677
          Net income                                               340,215             340,503

     The Partnership recognized income totaling $95,251, $95,252, and $250,142 for the years ended December 31, 1999, 1998, and 1997, respectively, from these joint ventures.

5.   Allocations and Distributions:
     -----------------------------

     Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


5.   Allocations and Distributions - Continued:
     -----------------------------------------

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

     Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners,
     (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

     During the years ended December 31, 1999, 1998 and 1997, the Partnership declared distributions to the limited partners of $1,067,928, $1,703,468 and $1,264,884, respectively. Distributions for the year ended December 31, 1998, included $586,300 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the property in Kissimmee, Florida. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


5.   Allocations and Distributions - Continued:
     ------------------------------------------

     agreement, $216,361 was applied toward the limited partners' 10% Preferred Return and the balance of $369,939 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sale of the property during 1998, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted during the quarter ended June 30, 1998. No distributions have been made to the general partners to date.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


6.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                      1999                   1998                   1997
                                                                -------------          --------------         --------------
        Net income for financial reporting purposes             $   1,075,771          $    1,001,437         $    1,248,757

        Depreciation for tax reporting purposes in
         excess of depreciation for financial
         reporting purposes                                           (79,392)                (87,967)              (104,279)

        Gain on sale of land and buildings for
         financial reporting purposes less than (in
         excess of) gain for tax reporting purposes                   159,469                  58,632               (233,183)

        Equity in earnings of joint ventures for
         financial reporting purposes less than (in
         excess of) equity in earnings of joint
         ventures for tax reporting purposes                           (5,649)                 49,058                (18,410)

        Capitalization of transaction costs for tax
         reporting purposes                                            83,162                   7,322                     --

        Accrued rental income                                          (2,909)                 (3,486)                (3,706)

        Rents paid in advance                                          (8,662)                    368                 15,026

        Allowance for doubtful accounts                                 1,236                  (3,091)                 1,679
                                                                -------------          --------------         --------------

        Net income for federal income tax purposes              $   1,223,026          $    1,022,273         $      905,884
                                                                =============          ==============         ==============

7.   Related Party Transactions:
     ---------------------------

     One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


7.   Related Party Transactions - Continued:
     --------------------------------------

     The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated property management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures or competitive fees for comparable services. In addition, these fees will be incurred and will be payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 1999, 1998, and 1997.

     The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return on a cumulative basis, plus their adjusted capital contributions. For the year ended December 31, 1998, the Partnership incurred $20,400 in a deferred, subordinated real estate disposition fee as a result of the sale of a property (See Note 3). No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 1999 and 1997.

     During the years ended December 31, 1999, 1998, and 1997, the Advisor and their affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger as described in Note 9. The Partnership incurred $70,060, $63,981, and $57,679 for the years ended December 31, 1999, 1998, and 1997, respectively, for such services.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


7.   Related Party Transactions - Continued:
     --------------------------------------

     The due to related parties consisted of the following at December 31:

                                                                           1999              1998
                                                                     --------------     -------------
          Due to the Advisor and its affiliates:
             Deferred, subordinated real
               estate disposition fee                                $       87,150     $      87,150
             Expenditures incurred on
               behalf of the Partnership                                     29,044            15,123
             Accounting and
               administrative services                                        7,283            26,787
                                                                     --------------     -------------

                                                                     $      123,477     $     129,060
                                                                     ==============     =============

     The deferred, subordinated real estate disposition fees will not be paid until after the limited partners have received their cumulative 10% Preferred Return, plus their adjusted capital contributions.

8.   Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with an affiliate of the general partners) for each of the years ended December 31:

                                                          1999              1998              1997
                                                    --------------    --------------    --------------
          Golden Corral Corporation                       $433,228          $452,653          $452,653
          Wendy's International, Inc.                      171,340               N/A           164,857
          Restaurant Management
           of S.C., Inc.                                       N/A               N/A           128,737

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


8.   Concentration of Credit Risk - Continued:
     ----------------------------------------

     In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenant-in-common with an affiliate of the general partners) for each of the years ended December 31:

                                                              1999              1998              1997
                                                         -------------    --------------     -------------
          Golden Corral Family
           Steakhouse Restaurants                             $433,228          $452,653          $452,653
          Wendy's Old Fashioned
           Hamburger Restaurants                               353,612           352,330           443,335
          Popeye's Famous Fried
           Chicken                                                 N/A               N/A           128,737

     The information denoted by N/A indicates that for each period presented, the tenant and the chains did not represent more than ten percent of the Partnership's total rental income.

     Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

9.   Termination of Merger:
     ---------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


10.  Subsequent Event:
     ----------------

     In January 2000, the Partnership entered into a promissory note with the corporate general partner for a loan in the amount of $70,000 in connection with the operations of the Partnership. The loan is uncollateralized, non-interest bearing and due on demand.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

     The General Partners of the Registrant are James M. Seneff, Jr., Robert A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

     James M. Seneff, Jr., age 53, Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. Mr. Seneff has served as a director and Chairman of the Board since inception in 1994, and served as Chief Executive Officer from 1994 through August 1999, of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. until it merged with the company in September 1999. In addition, he serves as a director, Chairman of the Board and Chief Executive Officer of CNL Health Care Properties, Inc., as well as CNL Health Care Corp., the advisor to the company. He also serves as director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Since 1992, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of the following affiliated companies since formation: CNL Securities Corp., since 1979; CNL Investment Company, since 1990; and CNL Institutional Advisors, a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

     Robert A. Bourne, age 52, Since joining CNL Securities Corp. in 1979, Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is the President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999 of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served in the following positions for CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. prior to its merger with CNL American Properties Fund, Inc.: director from 1994 through August 1999, Treasurer from July 1998 through August 1999, President from 1994 through September 1997, and Vice Chairman of the Board from September 1997 through August 1999. Mr. Bourne is a director and President of CNL Health Care Properties, Inc., as well as a director and President of CNL Health Care Corp., the advisor to the company. He is also a director, Vice Chairman of the Board and President of CNL

Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Mr. Bourne also serves as a director of CNLBank. He has served as a director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne holds the following positions for these affiliates of CNL Financial Group, Inc.: director, President and Treasurer of CNL Investment Company; director, President, Treasurer, and Registered Principal of CNL Securities Corp., a subsidiary of CNL Investment Company and director, President, Treasurer, and Chief Investment Officer of CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

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

     CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 450 South Orange Avenue, Orlando, Florida 32801. CNL Fund Advisors, Inc. was a majority owned subsidiary of CNL Financial Group, Inc., until its merger effective September 1, 1999. On September 1, 1999, CNL American Properties Fund, Inc. acquired CNL Fund Advisors, Inc. and was organized to perform property acquisition, property management and other services.

     CNL Financial Group, Inc., which was the parent company of CNL Fund Advisors, Inc. through August 1999, was organized in 1980 under the laws of the State of Florida. CNL Financial Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Financial Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Holdings, Inc., the Parent company of CNL Financial Group, Inc.

     The following persons serve as operating officers of CNL Financial Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Financial Group, Inc. and its affiliated companies.

     Curtis B. McWilliams, age 44, joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President through August 1999. He serves as Chief Executive Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Financial Group, Inc. through August 1999. Mr. McWilliams served as President of CNL American Properties Fund, Inc. from February 1999 through August 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

     John T. Walker, age 41, serves as President and Chief Operating Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Executive Vice President of CNL American Properties Fund, Inc. from January 1996 through August 1999, as Chief Operating Officer since March 1995 through August 1999, and previously served as Senior Vice President from December 1994 through August 1999. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996 through August 1999, Chief Operating Officer from April 1995 through August 1999, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. As of September 1, 1999, Mr. Walker serves as President for CNL American Properties Fund, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

     Lynn E. Rose, age 51, Ms. Rose served as Secretary of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999. She also served as Treasurer of CNL Fund Advisors, Inc., from 1994 through July 1998, and served as Secretary and a director from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc.
In addition, she is Secretary and Treasurer of CNL Health Care Properties, Inc., and serves as Secretary of its subsidiaries. In addition, she serves as Secretary, Treasurer and a director of CNL Health Care Corp., the advisor. to the company. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as Secretary, Treasurer and a director of CNL Hospitality Corp., its Advisor, and as Secretary of the subsidiaries of the company. Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1991 through February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. (formerly CNL Group, Inc.) since 1987, served as Controller from 1987 to 1993 and has served as Chief Financial Officer since 1993. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds various other offices in the subsidiaries. In addition, she serves as Secretary for approximately 50 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

     Jeanne A. Wall, age 41, Ms. Wall served as Executive Vice President of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and as Executive Vice President of CNL Fund Advisors, Inc., its advisor, from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. Ms. Wall also serves as Executive Vice President of CNL Health Care Properties, Inc. and CNL Health Care Corp., the Advisor to the Company. Ms. Wall also serves as Executive Vice President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, and serves as Executive Vice President and a director of CNL Hospitality Corp., its advisor. She also serves as a director for CNLBank. Ms. Wall serves as Executive Vice President of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. and in 1985, became Vice President. In 1987, she became a Senior Vice President and in July 1997, became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, communications and investor services for programs offered through participating brokers. Ms. Wall also served as Senior Vice President of CNL Institutional Advisors Inc., a registered investment advisor, from 1990 to 1993. Ms. Wall served as Vice President of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 through 1997, and served as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association, is a member of the Corporate Advisory Council for the International Association for Financial Planning and is a member of IWF, International Women's Forum. In addition, she previously served on the Direct Participation Program committee for the National Association of Securities Dealers, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp.

     Steven D. Shackelford, age 36, a certified public accountant, serves as Senior Vice President, Chief Financial Officer, and Secretary of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Chief Financial Officer of CNL American Properties Fund, Inc. from January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 through August 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     As of March 15, 2000, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

     The following table sets forth, as of March 15, 2000, the beneficial ownership interests of the General Partners in the Registrant.

            Title of Class                      Name of Partner                        Percent of Class
            --------------                      ---------------                        ----------------
     General Partnership Interests            James M. Seneff, Jr.                           45%
                                              Robert A. Bourne                               45%
                                              CNL Realty Corporation                         10%
                                                                                          -----------
                                                                                            100%
                                                                                          ===========

     Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

     The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1999, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                           Amount Incurred
      Type of Compensation                                                                   For the Year
         and Recipient                         Method of Computation                   Ended December 31, 1999
--------------------------------       ------------------------------------       --------------------------------
Reimbursement to affiliates for          Operating expenses are reimbursed          Operating expenses incurred
operating expenses                       at the lower of cost or 90                 on behalf of the Partnership:
                                         percent of the prevailing rate at          $68,435
                                         which comparable services could
                                         have been obtained in the same             Accounting and administrative
                                         geographic area.  If the General           services: $70,060
                                         Partners or their affiliates loan
                                         funds to the Partnership, the
                                         General Partners or their
                                         affiliates will be reimbursed for
                                         the interest and fees charged to
                                         them by unaffiliated lenders for
                                         such loans.  Affiliates of the
                                         General Partners from time to
                                         time incur certain operating
                                         expenses on behalf of the
                                         Partnership for which the
                                         Partnership reimburses the
                                         affiliates without interest.



Annual, subordinated property            One-half of one percent per year           $-0-
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

                                                                                           Amount Incurred
      Type of Compensation                                                                   For the Year
         and Recipient                         Method of Computation                   Ended December 31, 1999
--------------------------------       ------------------------------------       --------------------------------
Deferred, subordinated real              A deferred, subordinated real                            $-0-
estate disposition fee payable           estate disposition fee, payable
to affiliates                            upon sale of one or more
                                         Properties, in an amount equal to
                                         the lesser of (i) one-half of a
                                         competitive real estate
                                         commission, or (ii) three percent
                                         of the sales price of such
                                         Property or Properties.  Payment
                                         of such fee shall be made only if
                                         affiliates of the General
                                         Partners provide a substantial
                                         amount of services in connection
                                         with the sale of a Property or
                                         Properties and shall be
                                         subordinated to certain minimum
                                         returns to the Limited Partners.
                                         However, if the net sales
                                         proceeds are reinvested in a
                                         replacement Property, no such
                                         real estate disposition fee will
                                         be incurred until such
                                         replacement Property is sold and
                                         the net sales proceeds are
                                         distributed.

General Partners' deferred,              A deferred, subordinated share                           $-0-
subordinated share of                    equal to one percent of
Partnership net cash flow                Partnership distributions of net
                                         cash flow, subordinated to
                                         certain minimum returns to the
                                         Limited Partners.

General Partners' deferred,              A deferred, subordinated share                           $-0-
subordinated share of                    equal to five percent of
Partnership net sales proceeds           Partnership distributions of such
from a sale or sales not in              net sales proceeds, subordinated
liquidation of the Partnership           to certain minimum returns to the
                                         Limited Partners.

                                                                                           Amount Incurred
      Type of Compensation                                                                   For the Year
         and Recipient                         Method of Computation                   Ended December 31, 1999
--------------------------------       ------------------------------------       --------------------------------
General Partners' share of               Distributions of net sales                               $-0-
Partnership net sales proceeds           proceeds from a sale or sales of
from a sale or sales in                  substantially all of the
liquidation of the Partnership           Partnership's assets will be
                                         distributed in the following
                                         order or priority:  (i) first, to
                                         pay all debts and liabilities of
                                         the Partnership and to establish
                                         reserves; (ii) second, to
                                         Partners with positive capital
                                         account balances, determined
                                         after the allocation of net
                                         income, net loss, gain and loss,
                                         in proportion to such balances,
                                         up to amounts sufficient to
                                         reduce such balances to zero; and
                                         (iii) thereafter, 95% to the
                                         Limited Partners and 5% to the
                                         General Partners.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report.

     1.  Financial Statements

            Report of Independent Certified Public Accountants

            Balance Sheets at December 31, 1999 and 1998

            Statements of Income for the years ended December 31, 1999, 1998, and 1997

            Statements of Partners' Capital for the years ended December 31,
             1999, 1998, and 1997

            Statements of Cash Flows for the years ended December 31, 1999,
             1998, and 1997

            Notes to Financial Statements

     2.  Financial Statement Schedules

            Schedule III - Real Estate and Accumulated Depreciation at December
             31, 1999

            Notes to Schedule III - Real Estate and Accumulated Depreciation at
             December 31, 1999

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

     27     Financial Data Schedules (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 1999 through December 31, 1999.

(c)  Not applicable.

(d)  Other Financial Information

            The Partnership is required to file audited financial information of one of its tenants (Golden Corral Corporation) as a result of this tenant leasing more than 20 percent of the Partnership's total assets for the year ended December 31, 1999. Golden Corral Corporation is a privately-held company and its financial information is not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2000.

                                         CNL INCOME FUND, LTD.

                                         By:  CNL REALTY CORPORATION
                                              General Partner

                                              /s/ Robert A. Bourne
                                              ----------------------------
                                              ROBERT A. BOURNE, President


                                         By:  ROBERT A. BOURNE
                                              General Partner

                                              /s/ Robert A. Bourne
                                              ----------------------------
                                              ROBERT A. BOURNE


                                         By:  JAMES M. SENEFF, JR.
                                              General Partner

                                              /s/ James M. Seneff, Jr.
                                              ----------------------------
                                              JAMES M. SENEFF, JR.

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

          Signature                                        Title                            Date
          ---------                                        -----                            ----
/s/ Robert A. Bourne                            President, Treasurer and Director       March 23, 2000
-----------------------------------------       (Principal Financial and Accounting
Robert A. Bourne                                Officer)


/s/ James M. Seneff, Jr.                        Chief Executive Officer and Director    March 23, 2000
-----------------------------------------       (Principal Executive Officer)
James M. Seneff, Jr.

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------
                               December 31, 1999

                                                                              Costs Capitalized
                                                                                Subsequent To           Gross Amount at Which
                                                        Initial Cost            Acquisition        Carried at Close of Period (c)
                                                -------------------------  ---------------------  --------------------------------
                                       Encum-               Buildings and    Improve-   Carrying            Buildings and
                                       brances    Land      Improvements       ments     Costs      Land    Improvements    Total
                                     ---------- ---------- --------------   ---------- ----------  ------- --------------- --------
Properties the Partnership
   has Invested in:

    Golden Corral Family
        Steakhouse Restaurants:
         Virginia Beach, Virginia        -        $340,125       $580,432         -        -       $340,125    $580,432     $920,557
         Salisbury, Maryland             -         263,217        532,213         -        -        263,217     532,213      795,430
         Jasper, Alabama (d)             -         220,665        473,818         -        -        220,665     473,818      694,483
         Eunice, Louisiana               -         186,009        477,947         -        -        186,009     477,947      663,956

    Ground Round Restaurant:
        Camp Hill, Pennsylvania          -         331,962        531,174         -        -        331,962     531,174      863,136

    Pizza Hut Restaurant:
      Bowie, Texas                       -          29,683        106,042    10,897        -         29,683     116,939      146,622

    Popeyes Famous Fried
       Chicken Restaurants:
         Merritt Island, Florida         -         248,564        303,406         -        -        248,564     303,406      551,970

    Wendy's Old Fashioned
       Hamburger Restaurants:
         Mesa, Arizona                   -         440,339        328,579         -        -        440,339     328,579      768,918
         Oklahoma City, Oklahoma         -         278,878        393,423    20,000        -        278,878     413,423      692,301
         Stockbridge, Georgia            -         282,482        363,008         -        -        282,482     363,008      645,490
         Mesquite, Texas                 -         443,956        456,983         -        -        443,956     456,983      900,939
         Payson, Arizona                 -         391,076        427,218         -        -        391,076     427,218      818,294

    Other:
       Angleton, Texas                   -         162,107        447,511     1,572        -        162,107     449,083      611,190
                                                ----------    ----------- ---------  ---------  -----------  ----------  -----------

                                                $3,619,063     $5,421,754   $32,469        -     $3,619,063  $5,454,223   $9,073,286
                                                ==========    =========== =========  =========  ===========  ==========  ===========
                                                                                        Life on Which
                                                                                        Depreciation in
                                                              Date                      Latest Income
                                            Accumulated      of Con-          Date       Statement is
                                           Depreciation     struction        Acquired      Computed
                                         ---------------   ------------     ----------   --------------
Properties the Partnership
   has Invested in:

    Golden Corral Family
        Steakhouse Restaurants:
         Virginia Beach, Virginia             $256,358       1986            10/86          (b)
         Salisbury, Maryland                   233,583       1986            12/86          (b)
         Jasper, Alabama (d)                   206,638       1986            12/86          (b)
         Eunice, Louisiana                     207,111       1987            01/87          (b)

    Ground Round Restaurant:
        Camp Hill, Pennsylvania                 38,934       1983            10/97          (b)

    Pizza Hut Restaurant:
      Bowie, Texas                              46,940       1976            12/87          (b)

    Popeyes Famous Fried
       Chicken Restaurants:
         Merritt Island, Florida               132,319       1983            12/86          (b)

    Wendy's Old Fashioned
       Hamburger Restaurants:
         Mesa, Arizona                         146,948       1986            08/86          (b)
         Oklahoma City, Oklahoma               182,337       1986            08/86          (b)
         Stockbridge, Georgia                  162,346       1986            08/86          (b)
         Mesquite, Texas                       203,103       1986            09/86          (b)
         Payson, Arizona                       186,315       1986            12/86          (b)

    Other:
       Angleton, Texas                         199,751       1986            09/86          (b)
                                           -----------

                                            $2,202,683
                                           ===========

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------
                               December 31, 1999

                                                                          Costs Capitalized
                                                                            Subsequent To           Gross Amount at Which
                                                      Initial Cost          Acquisition          Carried at Close of Period (c)
                                               ------------------------  ---------------------   -------------------------------
                                     Encum-              Buildings and    Improve-   Carrying            Buildings and
                                     brances     Land     Improvements      ments     Costs        Land   Improvements     Total
                                    ---------  -------  ---------------  ---------  ----------   ------- --------------- --------
Properties of Joint Ventures in
  Which the Partnership has
  a 50% Interest:

    Burger King Restaurant:
      Orlando, Florida                   -      $291,159     $695,033            -           -    $291,159   $  695,033   $  986,192

    Pizza Hut Restaurant:
      Orlando, Florida                   -       206,575      234,064            -           -     206,575      234,064      440,639
                                                ---------  ----------      -------  ---------- -----------  -----------  -----------

                                                $497,734     $929,097            -           -    $497,734   $  929,097   $1,426,831
                                                ========   ==========      =======  ========== ===========  ===========  ===========

Property in Which the Partnership
  has a 12.17% Interest as
  Tenants-in-Common and
  has Invested in Under an Operating
  Lease:

    Chevy's Fresh Mex Restaurant:
      Vancouver, Washington              -      $875,659   $1,389,366            -           -    $875,659   $1,389,366   $2,265,025
                                                ========   ==========      =======  ========== ===========  ===========  ===========

                                                                                          Life on Which
                                                                                         Depreciation in
                                                               Date                      Latest Income
                                             Accumulated      of Con-          Date       Statement is
                                            Depreciation     struction        Acquired      Computed
                                          ---------------   ------------     ----------   --------------
Properties of Joint Ventures in
  Which the Partnership has
  a 50% Interest:

    Burger King Restaurant:
      Orlando, Florida                         $309,043            1986          11/86          (b)

    Pizza Hut Restaurant:
      Orlando, Florida                          105,979            1986          06/86          (b)
                                             ----------

                                               $415,022
                                             ==========

Property in Which the Partnership
  has a 12.17% Interest as
  Tenants-in-Common and
  has Invested in Under an Operating
  Lease:

    Chevy's Fresh Mex Restaurant:
      Vancouver, Washington                     $92,749            1994          12/97          (b)
                                             ==========

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       ----------------------------------------------------------------

                               December 31, 1999


(a) Transactions in real estate and accumulated depreciation during 1999, 1998, and 1997, are summarized as follows:

                                                                   Accumulated
                                                        Cost       Depreciation
                                                     ----------   ---------------
     Properties the Partnership has Invested in:

       Balance December 31, 1996                     $10,199,928       $2,108,774
       Dispositions                                     (704,687)        (142,168)
       Acquisition                                       863,137               --
       Depreciation expense                                   --          206,307
                                                     -----------     ------------

       Balance, December 31, 1997                     10,358,378        2,172,913
       Disposition                                      (506,563)        (101,467)
       Depreciation expense                                   --          206,181
                                                     -----------     ------------

       Balance, December 31, 1998                      9,851,815        2,277,627
       Disposition                                      (778,529)        (273,721)
       Depreciation expense                                   --          198,777
                                                     -----------     ------------

       Balance, December 31, 1999                    $ 9,073,286       $2,202,683
                                                     ===========     ============

     Property of Joint Ventures in Which the
      Partnership has a 50% Interest:

       Balance, December 31, 1996                    $ 2,216,871       $  466,806
       Dispositions                                     (790,040)        (153,154)
       Depreciation expense                                   --           39,303
                                                     -----------     ------------

       Balance, December 31, 1997                      1,426,831          352,955
       Depreciation expense                                   --           31,096
                                                     -----------      -----------

       Balance, December 31, 1998                      1,426,831          384,051
       Depreciation expense                                   --           30,971
                                                     -----------     ------------

       Balance, December 31, 1999                    $ 1,426,831       $  415,022
                                                    ============     ============

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

                                                                                    Accumulated
                                                                 Cost               Depreciation
                                                               --------            --------------
     Property in Which the Partnership has a 12.17%
       Interest as Tenants-in-Common and has Invested in
       Under an Operating Lease:

         Balance, December 31, 1996                            $        --         $       --
         Acquisitions                                            2,265,025                 --
         Depreciation expense                                           --                127
                                                               -----------         ----------

         Balance, December 31, 1997                              2,265,025                127
         Depreciation expense                                           --             46,310
                                                               -----------         ----------

         Balance, December 31, 1998                             2 ,265,025             46,437
         Depreciation expense                                           --             46,312
                                                               -----------         ----------

         Balance, December 31, 1999                            $ 2,265,025         $    92,749
                                                               ===========         ===========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $8,756,821 and $3,691,857, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) The tenant of this Property, Golden Corral Corporation, has subleased this Property to a local, independent restaurant. Golden Corral Corporation continues to be responsible for complying with all the terms of the lease agreement and is continuing to pay rent on this Property to the Partnership.

                                 EXHIBIT INDEX

Exhibit Number
--------------

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