Form 10-Q
period 2000-03-31
CNL INCOME FUND LTD
filed 2000-05-12
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                     March 31, 2000
                                          --------------------------------------

                                                        OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________


                                                  Commission file number
                                                         0-15666
                                          --------------------------------------


                                               CNL Income Fund, Ltd.
--------------------------------------------------------------------------------
                          (Exact name of registrant as specified in its charter)


                       Florida                                                        59-2666264
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)

450 South Orange Avenue
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 540-2000
                                                                    ------------------------------------------------


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

                      Condensed Statements of Cash Flows

                      Notes to Condensed Financial Statements

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk


Part II.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             March 31,             December 31,
                                                                               2000                    1999
                                                                                ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,248,172 and
       $2,202,683, respectively                                                $ 6,825,114             $ 6,870,603
   Investment in joint ventures                                                    818,595                 822,993
   Cash and cash equivalents                                                       981,610               1,048,174
   Receivables, less allowance for doubtful accounts
       of $1,236 in 1999                                                                50                  18,768
   Due from related party                                                            5,549                      --
   Prepaid expenses                                                                  4,142                   8,322
   Lease costs, less accumulated amortization of
       $27,500 and $26,875, respectively                                            22,500                  23,125
   Accrued rental income                                                            34,743                  33,700
                                                                         ------------------     -------------------

                                                                               $ 8,692,303             $ 8,825,685
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $   17,676              $   61,890
   Escrowed real estate taxes payable                                                4,462                  11,031
   Distributions payable                                                           266,982                 266,982
   Due to related parties                                                          125,335                 123,477
   Rents paid in advance and deposits                                               46,166                  27,443
                                                                         ------------------     -------------------
       Total liabilities                                                           460,621                 490,823

   Partners' capital                                                             8,231,682               8,334,862
                                                                         ------------------     -------------------

                                                                               $ 8,692,303             $ 8,825,685
                                                                         ==================     ===================
See accompanying notes to condensed financial statements

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                   2000                 1999
                                                                                     ----------------     ----------------
Revenues:
    Rental income from operating leases                                            $  225,617            $ 233,666
    Interest and other income                                                          23,211                1,598
                                                                              ----------------     ----------------
                                                                                      248,828              235,264
                                                                              ----------------     ----------------

Expenses:
    General operating and administrative                                               28,394               21,676
    Professional services                                                               8,888                2,265
    Real estate taxes                                                                      --                1,091
    State and other taxes                                                               9,289                5,667
    Depreciation and amortization                                                      46,114               51,430
    Transaction costs                                                                  16,247               31,116
                                                                              ----------------     ----------------
                                                                                      108,932              113,245
                                                                              ----------------     ----------------

Income Before Equity in Earnings of Joint Ventures                                    139,896              122,019

Equity in Earnings of Joint Ventures                                                   23,906               23,890
                                                                              ----------------     ----------------

Net Income                                                                         $  163,802            $ 145,909
                                                                              ================     ================

Allocation of Net Income:
    General partners                                                                $   1,638            $   1,459
    Limited partners                                                                  162,164              144,450
                                                                              ----------------     ----------------

                                                                                   $  163,802            $ 145,909
                                                                              ================     ================

Net Income Per Limited Partner Unit                                                 $    5.41             $   4.82
                                                                              ================     ================

Weighted Average Number of Limited Partner
    Units Outstanding                                                                  30,000               30,000
                                                                              ================     ================
See accompanying notes to condensed financial statements

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                            Quarter Ended           Year Ended
                                                                              March 31,            December 31,
                                                                                2000                   1999
                                                                         --------------------    ------------------
General partners:
    Beginning balance                                                            $   340,768            $  330,430
    Net income                                                                         1,638                10,338
                                                                         --------------------    ------------------
                                                                                     342,406               340,768
                                                                         --------------------    ------------------

Limited partners:
    Beginning balance                                                              7,994,094             7,996,589
    Net income                                                                       162,164             1,065,433
    Distributions ($8.90 and $35.60 per
       limited partner unit, respectively)                                          (266,982 )          (1,067,928 )
                                                                         --------------------    ------------------
                                                                                   7,889,276             7,994,094
                                                                         --------------------    ------------------

Total partners' capital                                                         $  8,231,682           $ 8,334,862
                                                                         ====================    ==================

See accompanying notes to condensed financial statements

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       Quarter Ended
                                                                                         March 31,
                                                                                  2000              1999
                                                                              --------------    --------------
Increase (Decrease) in Cash and Cash Equivalents:

    Net Cash Provided by Operating Activities                                     $ 200,418         $ 244,246
                                                                              --------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (266,982 )        (266,982 )
                                                                              --------------    --------------
          Net cash used in financing activities                                    (266,982 )        (266,982 )
                                                                              --------------    --------------

Net Decrease in Cash and Cash Equivalents                                           (66,564 )         (22,736 )

Cash and Cash Equivalents at Beginning of Quarter                                 1,048,174           252,521
                                                                              --------------    --------------

Cash and Cash Equivalents at End of Quarter                                       $ 981,610         $ 229,785
                                                                              ==============    ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                                 $ 266,982         $ 266,982
                                                                              ==============    ==============

See accompanying notes to condensed financial statements

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


1.     Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Termination of Merger

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2000, the Partnership owned 16 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2000 and 1999, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). For the quarters ended March 31, 2000 and 1999, the Partnership generated cash from operations of $200,418 and $244,246, respectively. The decrease in cash from operations for the quarter ended March 31, 2000 was primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties and net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to the partners and, if determined appropriate, to invest in an additional property. At March 31, 2000, the Partnership had $981,610 invested in such short-term investments, as compared to $1,048,174 at December 31, 1999. The funds remaining at March 31, 2000 will be used to reinvest in an additional Property, or for the payment of distributions and other liabilities.

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

         Total liabilities of the Partnership, including distributions payable, decreased to $460,621 at March 31, 2000, from $490,823 at December 31, 1999, primarily as a result of a decrease in accounts payable at March 31, 2000, as compared to December 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet current working capital needs.

         Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $266,982 for each of the quarters ended March 31, 2000 and 1999. This represents distributions of $8.90 per unit for each applicable quarter. No distributions were made to the general partners for the quarters ended March 31, 2000 and 1999. No amounts distributed to the limited partners for the quarters ended March 31, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 1999, the Partnership owned and leased 14 wholly owned Properties (which included one Property in Kent Island, Maryland, which was sold in October 1999) and during the quarter ended March 31, 2000, the Partnership owned and leased 13 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $225,617 and $233,666, respectively, in rental income from these Properties. Rental income decreased during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, by approximately $23,200 as a result of the sale of the Kent Island, Maryland Property in October 1999. The Partnership intends to use the net sales proceeds to pay liabilities of the Partnership, to reinvest in an additional Property or to distribute to the limited partners.

         For the quarters ended March 31, 2000 and 1999, the Partnership owned and leased two Properties indirectly through joint venture arrangements and one Property with affiliates as tenants-in-common. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $23,906 and $23,890, respectively, attributable to net income earned by these joint ventures.

         Operating expenses, including depreciation and amortization expense, were $108,932 and $113,245 for the quarters ended March 31, 2000 and 1999, respectively. The decrease in operating expenses was primarily attributable to the fact that the Partnership incurred less transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with CNL American Properties Fund, Inc. ("APF"), as described in "Termination of Merger," during the quarter ended March 31, 2000.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As   described   in  greater   detail  in  Part  II,   Item  1  ("Legal
Proceedings"), in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

                           PART II. OTHER INFORMATION



Item 1.    Legal Proceedings.

           On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

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

           On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the general partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

           On April 25, 2000, Judge Kirkwood issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

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

              27      Financial Data Schedule (Filed herewith.)

(b)  Reports on Form 8-K

                      A Current Report on Form 8-K dated February 23, 2000 and was filed on March 1, 2000, describing the termination of the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of May, 2000.


                                 CNL INCOME FUND, LTD.

                                 By:  CNL REALTY CORPORATION
                                      General Partner


                                      By:         /s/ James M. Seneff, Jr.
                                                  ------------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


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