Form 10-Q
period 2000-06-30
CNL INCOME FUND LTD
filed 2000-08-10
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to ________________________


                             Commission file number
                                     0-15666
                     ---------------------------------------


                              CNL Income Fund, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Florida                                59-2666264
-----------------------                 ------------------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)


            450 South Orange Avenue
               Orlando, Florida                               32801-3336
-----------------------------------------------         ------------------------
      (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                                        ------------------------


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



                                                                                                Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                                                   1

                      Condensed Statements of Income                                             2

                      Condensed Statements of Partners' Capital                                  3

                      Condensed Statements of Cash Flows                                         4

                      Notes to Condensed Financial Statements                                    5

     Item 2.      Management's Discussion and Analysis of Financial                            6-8
                      Condition and Results of Operations

     Item 3.      Quantitative and Qualitative Disclosures About                                 9
                      Market Risk


Part II.

     Other Information                                                                         10-12




                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             June 30,              December 31,
                                                                               2000                    1999
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,293,661 and
       $2,202,683, respectively                                                $ 6,779,625             $ 6,870,603
   Investment in joint ventures                                                    813,714                 822,993
   Cash and cash equivalents                                                       921,085               1,048,174
   Receivables, less allowance for doubtful accounts
       of $1,236 in 1999                                                                --                  18,768
   Prepaid expenses                                                                  8,677                   8,322
   Lease costs, less accumulated amortization of
       $28,125 and $26,875, respectively                                            21,875                  23,125
   Accrued rental income                                                            35,785                  33,700
                                                                         ------------------     -------------------

                                                                               $ 8,580,761             $ 8,825,685
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $   12,038              $   61,890
   Escrowed real estate taxes payable                                                6,433                  11,031
   Distributions payable                                                           266,982                 266,982
   Due to related parties                                                          121,157                 123,477
   Rents paid in advance and deposits                                               31,063                  27,443
                                                                         ------------------     -------------------
       Total liabilities                                                           437,673                 490,823

   Partners' capital                                                             8,143,088               8,334,862
                                                                         ------------------     -------------------

                                                                               $ 8,580,761             $ 8,825,685
                                                                         ==================     ===================
            See accompanying notes to condensed financial statements
                                       4






                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME



                                                                Quarter Ended                    Six Months Ended
                                                                   June 30,                          June 30,
                                                             2000            1999              2000             1999
                                                          -----------     -----------       -----------      -----------
Revenues:
    Rental income from operating leases                     $231,808       $ 248,493         $ 457,425        $ 482,159
    Interest and other income                                  7,351           3,605            30,562            5,203
                                                          -----------     -----------       -----------      -----------
                                                             239,159         252,098           487,987          487,362
                                                          -----------     -----------       -----------      -----------

Expenses:
    General operating and administrative                      27,940          17,404            56,334           39,080
    Professional services                                        855           8,937             9,743           11,202
    Real estate taxes                                             --              --                --            1,091
    State and other taxes                                        179              --             9,468            5,667
    Depreciation and amortization                             46,114          51,430            92,228          102,860
    Transaction costs                                          9,206          26,454            25,453           57,570
                                                          -----------     -----------       -----------      -----------
                                                              84,294         104,225           193,226          217,470
                                                          -----------     -----------       -----------      -----------

Income Before Equity in Earnings of Joint
    Ventures                                                 154,865         147,873           294,761          269,892

Equity in Earnings of Joint Ventures                          23,523          23,518            47,429           47,408
                                                          -----------     -----------       -----------      -----------

Net Income                                                 $ 178,388       $ 171,391         $ 342,190        $ 317,300
                                                          ===========     ===========       ===========      ===========

Allocation of Net Income:
    General partners                                         $ 1,784         $ 1,714           $ 3,422          $ 3,173
    Limited partners                                         176,604         169,677           338,768          314,127
                                                          -----------     -----------       -----------      -----------

                                                           $ 178,388       $ 171,391         $ 342,190        $ 317,300
                                                          ===========     ===========       ===========      ===========

Net Income Per Limited Partner Unit                          $  5.89         $  5.66           $ 11.29          $ 10.47
                                                          ===========     ===========       ===========      ===========

Weighted Average Number of Limited Partner
    Units Outstanding                                         30,000          30,000            30,000           30,000
                                                          ===========     ===========       ===========      ===========
            See accompanying notes to condensed financial statements
                                       5




                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                        Six Months Ended             Year Ended
                                                                            June 30,                December 31,
                                                                              2000                      1999
                                                                     -----------------------    ----------------------
General partners:
    Beginning balance                                                          $    340,768              $    330,430
    Net income                                                                        3,422                    10,338
                                                                     -----------------------    ----------------------
                                                                                    344,190                   340,768
                                                                     -----------------------    ----------------------

Limited partners:
    Beginning balance                                                             7,994,094                 7,996,589
    Net income                                                                      338,768                 1,065,433
    Distributions ($17.80 and $35.60 per
       limited partner unit, respectively)                                         (533,964 )              (1,067,928 )
                                                                     -----------------------    ----------------------
                                                                                  7,798,898                 7,994,094
                                                                     -----------------------    ----------------------

Total partners' capital                                                      $    8,143,088             $   8,334,862
                                                                     =======================    ======================


            See accompanying notes to condensed financial statements
                                       6



                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                  2000                1999
                                                                              --------------      --------------
Increase (Decrease) in Cash and Cash Equivalents:

    Net Cash Provided by Operating Activities                                     $ 406,875           $ 484,967
                                                                              --------------      --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (533,964 )          (533,964 )
                                                                              --------------      --------------
          Net cash used in financing activities                                    (533,964 )          (533,964 )
                                                                              --------------      --------------

Net Decrease in Cash and Cash Equivalents                                          (127,089 )           (48,997 )

Cash and Cash Equivalents at Beginning of Period                                  1,048,174             252,521
                                                                              --------------      --------------

Cash and Cash Equivalents at End of Period                                        $ 921,085           $ 203,524
                                                                              ==============      ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                                 $ 266,982           $ 266,982
                                                                              ==============      ==============
            See accompanying notes to condensed financial statements
                                      7



                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


1.     Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2000, the Partnership owned 16 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). For the six months ended June 30, 2000 and 1999, the Partnership generated cash from operations of $406,875 and $484,967, respectively. The decrease in cash from operations for the six months ended June 30, 2000 was primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties and net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2000, the Partnership had $921,085 invested in such short-term investments, as compared to $1,048,174 at December 31, 1999. The funds remaining at June 30, 2000 will be used for the payment of distributions and other liabilities.

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

         Total liabilities of the Partnership, including distributions payable, decreased to $437,673 at June 30, 2000, from $490,823 at December 31, 1999, primarily as a result of a decrease in accounts payable at June 30, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet current working capital needs.

         Based on current and anticipated future cash from operations, the Partnership declared distributions to limited partners of $533,964 for each of the six months ended June 30, 2000 and 1999 ($266,982 for each of the quarters ended June 30, 2000 and 1999). This represents distributions of $17.80 per unit for each of the six months ended June 30, 2000 and 1999 ($8.90 per unit for each of the quarters ended June 30, 2000 and 1999). No distributions were made to the general partners for the quarters and six months ended June 30, 2000 and 1999. No amounts distributed to the limited partners for the six months ended June 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1999, the Partnership owned and leased 14 wholly owned Properties (including one Property in Kent Island, Maryland, which was sold in October 1999) and during the six months ended June 30, 2000, the Partnership owned and leased 13 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $457,425 and $482,159, respectively, in rental and contingent rental income from these Properties, $231,808 and $248,493 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. Rental and contingent rental income decreased during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, by approximately $23,200 and $46,300, respectively, as a result of the sale of the Kent Island, Maryland Property in October 1999. The general partners anticipate distributing the majority of the sales proceeds to the limited partners with their third quarter distributions; therefore, revenues are expected to remain at reduced amounts.

         The decrease in rental and contingent rental income during the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was partially offset by an increase of approximately $17,800 due to the fact that the Partnership collected and recognized as income past due rental amounts relating to the Property in Mesquite, Texas, for which it had previously established an allowance for doubtful accounts.

         During the six months ended June 30, 2000 and 1999, the Partnership earned $30,562 and $5,203, respectively, in interest and other income, $7,351 and $3,605 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The increase in interest and other income during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was primarily attributable to interest income earned on the net sales proceeds relating to the 1999 sale of the Property in Kent Island, Maryland, pending distribution to the limited partners or payment of liabilities of the Partnership.

         During the six months ended June 30, 2000 and 1999, the Partnership owned and leased two Properties indirectly through joint venture arrangements and one Property with affiliates as tenants-in-common. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $47,429 and $47,408, respectively, attributable to net income earned by these joint ventures, $23,523 and $23,518 of which was earned during the quarters ended June 30, 2000 and 1999, respectively.

         Operating expenses, including depreciation and amortization expense, were $193,226 and $217,470 for the six months ended June 30, 2000 and 1999, respectively, of which $84,294 and $104,225 were incurred for the quarters ended June 30, 2000 and 1999, respectively. The decrease in operating expenses for the quarter and six months ended June 30, 2000 was partially attributable to the fact that the Partnership incurred less transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"), due to the termination of the proposed merger as described below in "Termination of Merger". In addition, the decrease during the quarter and six months ended June 30, 2000 was partially attributable to a decrease in depreciation expense as a result of the 1999 sale of the Property in Kent Island, Maryland.

         The decrease in operating expenses during the quarter and six months ended June 30, 2000, as compared to the quarter and six months ended June 30, 1999, was partially offset by an increase in (i) administrative expenses for servicing the Partnership and its Properties and (ii) state tax expense.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger (the "Merger") entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As described in greater detail in Part II, Item 1 "Legal Proceedings", in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued an order dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


                           PART II. OTHER INFORMATION



Item 1.       Legal Proceedings.

              On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed merger. The plaintiffs sought unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, included allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and sought additional equitable relief. As amended, the caption of the case was Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen
              M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

              On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case No. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger. The plaintiff sought unspecified damages and equitable relief.

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

               27   Financial Data Schedule (Filed herewith.)

               (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June
                    30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of August, 2000.


                         CNL INCOME FUND, LTD.

                         By:              CNL REALTY CORPORATION
                                          General Partner


                         By:         /s/ James M. Seneff, Jr.
                                     ----------------------------------------
                                     JAMES M. SENEFF, JR.
                                     Chief Executive Officer
                                     (Principal Executive Officer)


                         By:         /s/ Robert A. Bourne
                                     ----------------------------------------
                                     ROBERT A. BOURNE
                                     President and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)