Form 10-Q
period 2000-09-30
CNL INCOME FUND LTD
filed 2000-11-13
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended            September 30, 2000
                                          --------------------------------------

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


                              CNL Income Fund, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                       59-2666264
------------------------------------------------   --------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


450 South Orange Avenue
Orlando, Florida                                       32801-3336
------------------------------------------------   --------------------------
      (Address of principal executive offices)         (Zip Code)


Registrant's telephone number
(including area code)                                (407) 540-2000
                                                   --------------------------


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




                                                                                             Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                                                1

                      Condensed Statements of Income                                          2

                      Condensed Statements of Partners' Capital                               3

                      Condensed Statements of Cash Flows                                      4

                      Notes to Condensed Financial Statements                                 5-7

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                     8-11

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                                             11


Part II.

     Other Information                                                                        12-13


                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS



                                                                           September 30,           December 31,
                                                                               2000                    1999
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation                                                $ 6,322,069             $ 6,870,603
   Investment in joint ventures                                                    809,109                 822,993
   Cash and cash equivalents                                                     1,557,623               1,048,174
   Receivables, less allowance for doubtful accounts
       of $1,236 in 1999                                                                --                  18,768
   Prepaid expenses                                                                  9,489                   8,322
   Lease costs, less accumulated amortization of
       $28,750 and $26,875, respectively                                            21,250                  23,125
   Accrued rental income                                                            36,828                  33,700
                                                                         ------------------     -------------------

                                                                               $ 8,756,368             $ 8,825,685
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $   11,410              $   61,890
   Escrowed real estate taxes payable                                                8,404                  11,031
   Distributions payable                                                         1,414,457                 266,982
   Due to related parties                                                          118,530                 123,477
   Rents paid in advance and deposits                                               18,030                  27,443
                                                                         ------------------     -------------------
       Total liabilities                                                         1,570,831                 490,823

   Partners' capital                                                             7,185,537               8,334,862
                                                                         ------------------     -------------------

                                                                               $ 8,756,368             $ 8,825,685
                                                                         ==================     ===================

See accompanying notes to condensed financial statements.




                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                Quarter Ended                    Nine Months Ended
                                                                September 30,                      September 30,
                                                             2000            1999              2000             1999
                                                          -----------     -----------       -----------      -----------
Revenues:
    Rental income from operating leases                    $ 222,832        $248,638          $674,166        $ 730,797
    Contingent rental income                                   3,204              --             9,295               --
    Interest and other income                                 14,190           1,422            44,752            6,625
                                                          -----------     -----------       -----------      -----------
                                                             240,226         250,060           728,213          737,422
                                                          -----------     -----------       -----------      -----------

Expenses:
    General operating and administrative                      25,580          21,792            81,914           60,872
    Professional services                                         --           4,996             9,743           16,198
    Real estate taxes                                             --              --                --            1,091
    State and other taxes                                         --             301             9,468            5,968
    Depreciation and amortization                             45,665          51,430           137,893          154,290
    Transaction costs                                             --          19,885            25,453           77,455
                                                          -----------     -----------       -----------      -----------
                                                              71,245          98,404           264,471          315,874
                                                          -----------     -----------       -----------      -----------

Income Before Equity in Earnings of Joint
    Ventures      and Gain on Sale of Land and
    Building                                                 168,981         151,656           463,742          421,548

Equity in Earnings of Joint Ventures                          23,939          23,928            71,368           71,336

Gain on Sale of Land and Building                            263,986              --           263,986               --
                                                          -----------     -----------       -----------      -----------

Net Income                                                 $ 456,906        $175,584          $799,096        $ 492,884
                                                          ===========     ===========       ===========      ===========

Allocation of Net Income:
    General partners                                         $ 3,322        $  1,756             6,744          $ 4,929
    Limited partners                                         453,584         173,828           792,352          487,955
                                                          -----------     -----------       -----------      -----------

                                                           $ 456,906        $175,584           799,096        $ 492,884
                                                          ===========     ===========       ===========      ===========

Net Income Per Limited Partner Unit                          $ 15.12         $  5.79          $  26.41          $ 16.27
                                                          ===========     ===========       ===========      ===========

Weighted Average Number of Limited Partner
    Units Outstanding                                         30,000          30,000            30,000           30,000
                                                          ===========     ===========       ===========      ===========

See accompanying notes to condensed financial statements.


                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                      Nine Months Ended              Year Ended
                                                                        September 30,               December 31,
                                                                             2000                       1999
                                                                   -------------------------    ----------------------
General partners:
    Beginning balance                                                          $    340,768              $    330,430
    Net income                                                                        6,744                    10,338
                                                                   -------------------------    ----------------------
                                                                                    347,512                   340,768
                                                                   -------------------------    ----------------------

Limited partners:
    Beginning balance                                                             7,994,094                 7,996,589
    Net income                                                                      792,352                 1,065,433
    Distributions ($64.95 and $35.60 per
       limited partner unit, respectively)                                       (1,948,421 )              (1,067,928 )
                                                                   -------------------------    ----------------------
                                                                                  6,838,025                 7,994,094
                                                                   -------------------------    ----------------------

Total partners' capital                                                       $   7,185,537             $   8,334,862
                                                                   =========================    ======================

See accompanying notes to condensed financial statements.



                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                                 2000                1999
                                                                            ----------------    ---------------

Increase (Decrease) in Cash and Cash Equivalents:

    Net Cash Provided by Operating Activities                                     $ 633,893          $ 707,588
                                                                            ----------------    ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                                      676,502                 --
                                                                            ----------------    ---------------
          Net cash provided by investing activities                                 676,502                 --
                                                                            ----------------    ---------------

    Cash Flows from Financing Activities:
       Proceeds from loan from corporate general
          partner                                                                        --             21,000
       Repayment of loan from corporate general
          partner                                                                        --            (21,000 )
       Distributions to limited partners                                           (800,946 )         (800,946 )
                                                                            ----------------    ---------------
          Net cash used in financing activities                                    (800,946 )         (800,946 )
                                                                            ----------------    ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                                509,449            (93,358 )

Cash and Cash Equivalents at Beginning of Period                                  1,048,174            252,521
                                                                            ----------------    ---------------

Cash and Cash Equivalents at End of Period                                       $1,557,623          $ 159,163
                                                                            ================    ===============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Distributions declared and unpaid at end of
          quarter                                                                $1,414,457          $ 266,982
                                                                            ================    ===============
See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


1.   Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund, Ltd. (the "Partnership") for the year ended December 31, 1999.

2. Land and Building on Operating Leases:


         Land and building on operating leases consisted of the following at:

                                                                   September 30,             December 31,
                                                                        2000                     1999
                                                                ---------------------   -----------------------
            Land                                                       $   3,370,499             $   3,619,063
            Buildings                                                      5,150,817                 5,454,223
                                                                ---------------------   -----------------------
                                                                           8,521,316                 9,073,286
            Less accumulated depreciation                                 (2,199,247 )              (2,202,683 )
                                                                =====================   =======================
                                                                       $   6,322,069             $   6,870,603
                                                                =====================   =======================

         In September 2000, the Partnership sold its property in Merritt Island, Florida for $679,003 and received net sales proceeds of $676,502, resulting in a gain of $263,986 for financial reporting purposes. This property was originally acquired by the Partnership in 1986 and had a cost totaling approximately $518,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $158,100 in excess of the original purchase price.



                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


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

         During  the  nine  months  ended  September  30,  2000  and  1999,  the
         Partnership declared distributions to the limited partners of $1,948,421 and $800,946, respectively ($1,414,457 and $266,982 for the quarters ended September 30, 2000 and 1999, respectively.) This represents distributions of $64.95 and $26.70 per unit for the nine months ended September 30, 2000 and 1999, respectively ($47.15 and $8.90 per unit for the quarters ended September 30, 2000 and 1999, respectively.) Distributions for the nine months ended September 30, 2000, included $1,200,000 in a special distribution, as a result of



                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


3.       Allocations and Distributions - Continued:

         the distribution of net sales proceeds from the 2000 sale of the property in Merritt Island, Florida and the 1999 sale of the property in Kent Island, Maryland. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $509,695 was applied toward the limited partners' 10% Preferred Return and the balance of $690,305 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sale of the property, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted during the quarter ended September 30, 2000. No distributions have been made to the general partners to date.

4.       Termination of Merger

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985 to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2000, the Partnership owned 15 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). For the nine months ended September 30, 2000 and 1999, the Partnership generated cash from operations of $633,893 and $707,588, respectively. The decrease in cash from operations for the nine months ended September 30, 2000 was primarily a result of changes in the Partnership's working capital.

     During September 2000, the Partnership sold its Property in Merritt Island, Florida to a third party for a total of $679,003 and received net sales proceeds of $676,502 resulting in a gain of $263,986 for financial reporting purposes. This Property was originally acquired by the Partnership in 1986 and had a cost totaling approximately $518,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $158,100 in excess of the original purchase price. The Partnership distributed the majority of the net sales proceeds to the limited partners, as described below.

         Currently, rental income from the Partnership's Properties and net sales proceeds held by the Partnership pending reinvestment in additional Properties or distribution to limited partners, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2000, the Partnership had $1,557,623 invested in such short-term investments, as compared to $1,048,174 at December 31, 1999. The increase in cash and cash equivalents as of September 30, 2000 was attributed to the Partnership holding uninvested net sales proceeds from the sale of the Properties in Merritt Island, Florida, and Kent Island, Maryland, as described above. The funds remaining at September 30, 2000 will be used for the payment of distributions and other liabilities.

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

         Total liabilities of the Partnership, including distributions payable, increased to $1,570,831 at September 30, 2000, from $490,823 at December 31, 1999, primarily as a result of the Partnership accruing a special distribution of net sales proceeds of $1,200,000 from the sale of the Properties in Merritt Island, Florida and Kent Island, Maryland as described below, payable to the limited partners at September 30, 2000. Total liabilities at September 30, 2000, to the extent they exceed cash and cash equivalents at September 30, 2000, will be paid from future cash from operations, loans, and in the event the general partners elect to make additional contributions, from general partners' contributions.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, and for the nine months ended September 30, 2000, a portion of the proceeds received from the sale of the Properties described above, the Partnership declared distributions to limited partners of $1,948,421 and $800,946 for the nine months ended September 30, 2000 and 1999, respectively ($1,414,457 and $266,982 for the quarters ended September 30, 2000 and 1999, respectively.) This represents distributions of $64.95 and $26.70 per unit for the nine months ended September 30, 2000 and 1999, respectively ($47.15 and $8.90 for the quarters ended September 30, 2000 and 1999, respectively.) The distribution for the quarter ended September 30, 2000, included $1,200,000 of net sales proceeds from the 2000 sale of the Property in Merritt Island, Florida and the 1999 sale of the Property in Kent Island, Maryland. This special distribution was effectively a return of a portion of the limited partners investment; although, in accordance with the Partnership agreement, $509,695 was applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $690,305 was treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sale of the Properties, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended September 30, 2000. No distributions were made to the general partners for the quarters and nine months ended September 30, 2000 and 1999. No amounts distributed to the limited partners for the nine months ended September 30, 2000 and 1999, except for $690,305 as described above, are required to be or have been  treated  by the  Partnership  as a  return  of  capital  for  purposes  of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 1999, the Partnership owned and leased 14 wholly owned Properties (including one Property in Kent Island, Maryland, which was sold in October 1999) and during the nine months ended September 30, 2000, the Partnership owned and leased 13 wholly owned Properties (including one Property in Merritt Island, Florida, which was sold in September
2000) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $683,461 and $730,797, respectively, in rental and contingent rental income from these Properties, $226,036 and $248,638 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. Rental and contingent rental income decreased during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, by approximately $26,300 and $72,800, respectively, as a result of the sales of the Kent Island, Maryland Property in October 1999 and the Merritt Island, Florida Property in September 2000. The general partners distributed the majority of the sales proceeds received from these Properties to the limited partners; therefore, revenues are expected to remain at reduced amounts.

         The decrease in rental and contingent rental income during the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was partially offset by an increase of approximately $11,800 due to the fact that during the nine months ended September 30, 1999, the Partnership established an allowance for doubtful accounts for past due rental amounts relating to the Property in Mesquite, Texas, due to financial difficulties the tenant was experiencing. No such allowance was established during the nine months ended September 30, 2000. In addition, the decrease to rental and contingent rental income was partially offset by an increase in contingent rental income primarily attributable to an increase in gross sales of certain restaurant properties, the leases of which require the payment of contingent rental income.

         During the nine months ended September 30, 2000 and 1999, the Partnership earned $44,752 and $6,625, respectively, in interest and other income, $14,190 and $1,422 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The increase in interest and other income during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was primarily attributable to interest income earned on the net sales proceeds relating to the 1999 sale of the Property in Kent Island, Maryland, pending distribution to the limited partners or payment of liabilities of the Partnership.

         During the nine months ended September 30, 2000 and 1999, the Partnership owned and leased two Properties indirectly through joint venture arrangements and one Property with affiliates as tenants-in-common. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $71,368 and $71,336, respectively, attributable to net income earned by these joint ventures, $23,939 and $23,928 of which was earned during the quarters ended September 30, 2000 and 1999, respectively.

         Operating expenses, including depreciation and amortization expense, were $264,471 and $315,874 for the nine months ended September 30, 2000 and 1999, respectively, of which $71,245 and $98,404 were incurred for the quarters ended September 30, 2000 and 1999, respectively. The decrease in operating expenses for the quarter and nine months ended September 30, 2000 was partially attributable to the fact that the Partnership incurred less transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"), due to the termination of the proposed merger as described below in "Termination of Merger". In addition, the decrease during the quarter and nine months ended September 30, 2000 was partially attributable to a decrease in depreciation expense as a result of the 1999 sale of the Property in Kent Island, Maryland.

         The decrease in operating expenses during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was partially offset by an increase in (i) administrative expenses for servicing the Partnership and its Properties and (ii) state tax expense.

         As a result of the sale of Property in Merritt Island, Florida, as described above in "Capital Resources," the Partnership recognized a gain of $263,986 for financial reporting purposes during the quarter and nine months ended September 30, 2000. No Properties were sold during the quarter and nine months ended September 30, 1999.

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

              27      Financial Data Schedule (Filed herewith.)

(b)  Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 2000.


                              CNL INCOME FUND, LTD.

                                 By: CNL REALTY CORPORATION
                                     General Partner


                             By:         /s/ James M. Seneff, Jr.
                                         ---------------------------------------
                                         JAMES M. SENEFF, JR.
                                         Chief Executive Officer
                                         (Principal Executive Officer)


                             By:         /s/ Robert A. Bourne
                                         ---------------------------------------
                                         ROBERT A. BOURNE
                                         President and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)