Form 10-K
period 2000-12-31
CNL INCOME FUND LTD
filed 2001-04-02
CIK 788338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 30,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market for such Units. Each Unit was originally sold at $500 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the
"Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $13,284,970, and were used to acquire 20 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. During the year ended December 31, 1997, the Partnership sold its Property in Casa Grande, Arizona to a third party. In addition, during 1997, Seventh Avenue Joint Venture, in which the Partnership owned a 50 percent interest, sold its Property to the tenant and the Partnership received a return of capital from the net sales proceeds. The Partnership reinvested the majority of the net sales proceeds from the sale of the Property in Casa Grande, Arizona, and the return of capital received from Seventh Avenue Joint Venture in a Property in Camp Hill, Pennsylvania, and in a Property in Vancouver, Washington, as tenants-in-common, with affiliates of the General Partners. During 1998, the Partnership sold its Property in Kissimmee, Florida to the tenant and distributed the majority of the net sales proceeds as a special distribution to the Limited Partners and used the remaining net sales proceeds to pay Partnership liabilities. During 1999, the Partnership sold its Property in Kent Island, Maryland, to a third party and distributed the majority of the net sales proceeds as a special distribution to the Limited Partners and distributed the remaining net sales proceeds to pay Partnership liabilities. During 2000, the Partnership sold its Property in Merritt Island, Florida, to a third party and distributed the sales proceeds as a special distribution to the Limited Partners. In addition, during 2000, the Partnership sold its Property in Salisbury, Maryland, to a third party. The General Partners anticipate distributing net sales proceeds to the Limited Partners in 2001. As a result of the above transactions, as of December 31, 2000, the Partnership owned 14 Properties. The 14 Properties include interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates of the General Partners as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable. The General Partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

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

         Generally, the leases of the Properties provide for two or three five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of seven of the Partnership's 14 Properties also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a percentage of the Partnership's purchase price, if that amount is greater than the Partnership's fair market value at the time the purchase option is exercised. Additionally, certain leases provide the lessees the option to purchase up to a 49 percent joint venture interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above multiplied by the percentage interest in the Property with respect to which the option is being exercised.

         The leases also provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

Major Tenants

         During 2000, Golden Corral Corporation contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from two Properties owned by joint ventures and one Property owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2000, Golden Corral Corporation was the lessee under leases relating to three restaurants. It is anticipated that based on the minimum rental payments required by the leases, this lessee will continue to contribute ten percent or more of the Partnership's total rental income in 2001. In addition, two Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral") and Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), each accounted for more than ten percent of the Partnership's total rental income in 2000 (including the Partnership's share of the rental income from two Properties owned by joint ventures and one Property owned with affiliates of the General Partners as tenants-in-common). In 2001, it is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of this lessee or these Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. As of December 31, 2000, Golden Corral Corporation leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

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

         In addition to the above joint venture agreements, the Partnership has entered into an agreement to hold a Property in Vancouver, Washington, as tenants-in-common, with CNL Income Fund II, Ltd., CNL Income Fund V, Ltd. and CNL Income Fund VI, Ltd., affiliates of the General Partners. The agreement provides for the Partnership and the affiliates to share in the profits and losses of the Property in proportion to each co-tenant's percentage interest. The Partnership owns a 12.17% interest in this Property. Each of the affiliates is a limited partnership organized pursuant to the laws of the state of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenants.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of Properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of a Property if the proceeds are reinvested in an additional Property.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2000, the Partnership owned 14 Properties. Of the 14 Properties, 11 are owned by the Partnership in fee simple, two are owned through joint venture arrangements and one is owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its Partnership Agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 16,200 to 77,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

               State                     Number of Properties

               Alabama                              1
               Arizona                              2
               Florida                              2
               Georgia                              1
               Louisiana                            1
               Oklahoma                             1
               Pennsylvania                         1
               Texas                                3
               Virginia                             1
               Washington                           1
                                              --------------
               TOTAL PROPERTIES                    14
                                              ==============

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,900 to 7,400 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2000, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 18, 19, and 39 years for federal income tax purposes.

         As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Property owned through a tenancy in common arrangement) for federal income tax purposes was $7,409,020 and $3,691,857, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by Restaurant Chain.

                Properties                           Number of Properties

                Burger King                                    1
                Chevy's Fresh Mex                              1
                Golden Corral                                  3
                Ground Round                                   1
                Pizza Hut                                      2
                Wendy's                                        5
                Other                                          1
                                                         --------------
                TOTAL PROPERTIES                              14
                                                         ==============

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

Leases

         The Partnership leases the Properties to operators of selected national and regional fast-food Restaurant Chains. The Properties are generally leased on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

         As of December 31, 2000, 1999, 1998, 1997 and 1996, the Properties were 100% occupied. The following is a schedule of the average annual rent per Property for each of the years ended December 31:

                                   2000              1999                1998              1997               1996
                               -------------     --------------     ---------------    --------------     -------------

Rental Revenues (1)             $ 1,047,257        $ 1,126,114         $ 1,154,410        $1,183,568       $ 1,232,983
Properties                               14                 16                  17                18                18
Average Rent per
     Property                     $  74,804          $  70,382           $  67,906         $  65,754         $  68,499


(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Property owned through a tenancy in common arrangement. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

         The following is a schedule of lease expirations for leases in place as of December 31, 2000 for each year for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number               Annual Rental             Gross Annual
                                     of Leases               Revenues                Rental Income
             -----------------    ----------------       ------------------    --------------------------

              2001                              3               $  265,419              30.95%
              2002                             --                       --               --
              2003                             --                       --               --
              2004                              1                   33,600               3.92%
              2005                             --                       --
              2006                              4                  249,569              29.10%
              2007                              1                   15,960               1.86%
              2008                             --                       --               --
              2009                             --                       --               --
              2010                              1                   55,571               6.48%
              Thereafter                        4                  237,566              27.69%
                                  ----------------       ------------------        ----------------
              Totals                           14               $  857,685             100.00%
                                  ================       ==================        ================


Leases with Major Tenant

         The terms of the leases with the Partnership's major tenant as of December 31, 2000 see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Golden Corral Corporation leases three Golden Corral restaurants. The initial term of each lease is 15 years (expiring 2001) and the average minimum base annual rent is approximately $88,500 (ranging from approximately $77,600 to $109,300). The General Partners will seek to re-lease these Properties with Golden Corral or another tenant, or to sell these Properties upon the expiration of the leases.


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to, or subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2001, there were 1,054 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2000, Limited Partners who wished to sell their Units could have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), could have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From January 1997 through April 1998, due primarily to sales of Properties in prior years, the price paid for any Unit transferred pursuant to the Plan was $422 per Unit. Effective with the date of sale of the Property in Kissimmee, Florida, as described below in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources, the price paid for any Unit transferred pursuant to the Plan ranged from $351.50 to $410. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2000 and 1999 other than pursuant to the Plan, net of commissions.

                                             2000 (1)                             1999 (1)
                                  --------------------------------    ---------------------------------
                                   High       Low        Average       High        Low        Average
                                  -------    -------    ----------    -------     -------    ----------

         First Quarter              $431       $431          $431       $352        $352         $ 352
         Second Quarter              370        289           329        400         381           391
         Third Quarter               230        230           230        (2)         (2)           (2)
         Fourth Quarter              (2)        (2)           (2)        330         240           292


(1) A total of 110 and 418 Units were transferred other than pursuant to the Plan for the years ended December 31, 2000 and 1999, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 2000 and 1999, the Partnership declared cash distributions of $2,162,878 and $1,067,928, respectively, to the Limited Partners. Distributions during the year ended December 31, 2000 included $1,200,000 in a special distribution, as a result of the distribution of net sales proceeds from the sales of Properties in Merritt Island, Florida, and Kent Island, Maryland. This special distribution was effectively a return of a portion of the Limited Partners' investment, although, in accordance with the Partnership agreement, $509,695 was applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $690,305 was treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of this return of capital and the returns of capital in prior years, the amount of the Limited Partners' invested capital contributions (which generally is the Limited Partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sale of these Properties, the Partnership's total revenue was reduced during 2000 and is expected to remain reduced in subsequent years, while the majority of the Partnership's operating expenses remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended September 30, 2000. No distributions have been made to the General Partners to date.

         As indicated in the chart below, distributions were declared at the close of each of the Partnership's calendar quarters. This amount includes monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

               Quarter Ended            2000                  1999
             -------------------     -------------       ---------------

             March 31                   $ 266,982             $ 266,982
             June 30                      266,982               266,982
             September 30               1,414,457               266,982
             December 31                  214,457               266,982

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

(b)      Not Applicable

Item 6.  Selected Financial Data

                                            2000              1999             1998              1997             1996
                                      -------------     -------------    -------------     -------------    -------------
Year ended December 31:

     Revenues (1)                         $1,068,154        $1,119,652       $1,153,824        $1,333,000       $1,389,308
     Net income (2)                        1,112,519         1,075,771        1,001,437         1,248,757        1,083,109
     Cash distributions
         declared (3)                      2,162,878         1,067,928        1,703,468         1,264,884        1,264,884
     Net income per Unit (2)                   37.08             35.51            33.09             41.24            35.75
     Cash distributions declared
         per Unit (3)                          72.10             35.60            56.78             42.16            42.16



At December 31:

     Total assets                         $7,672,948        $8,825,685       $8,760,926        $9,500,078       $9,479,777
     Partners' capital                     7,284,503         8,334,862        8,327,019         9,029,050        9,045,177



(1)      Revenues include equity in earnings of joint ventures.

(2) Net income for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, includes $306,715, $315,649, $235,804, $233,183 and $19,000, respectively, from gains on sale of assets. In addition, net income for the years ended December 31, 2000 and 1999, includes lease termination income of $35,863 and $50,000, respectively, recognized by the Partnership as consideration for the Partnership releasing former tenants from their obligation under the terms of their respective leases.

(3) Distributions for the year ended December 31, 2000 and 1998 include $1,200,000 and $586,300, respectively, as a result of the distribution of a portion of the net sales proceeds from the sales of Properties.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on November 26, 1985, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2000, the

         Partnership owned 14 Properties, either directly or indirectly through joint venture and tenancy in common arrangements.

Capital Resources

         During the years ended December 31, 2000, 1999, and 1998, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $881,410, $1,043,124 and $1,033,789, respectively. The decrease in cash from operations during 2000 as compared to 1999, was primarily a result of changes in the Partnership's working capital. The decrease in cash from operations 1999, as compared to 1998, was primarily a result of changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the years ended December 31, 2000, 1999 and 1998.

         In April 1998, the Partnership sold its Property in Kissimmee, Florida, to the tenant for $680,000 and received net sales proceeds of $661,300, resulting in a gain of $235,804 for financial reporting purposes. This Property was originally acquired by the Partnership in 1987 and had a cost of approximately $475,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this Property for approximately $185,900 in excess of its original purchase price. In connection with the sale, the Partnership incurred a deferred, real estate disposition fee of $20,400. Payment of the real estate disposition fee is subordinated to receipt by the Limited Partners of their cumulative 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed $586,300 of the net sales proceeds received from the 1998 sale of the Property in Kissimmee, Florida as a special distribution to the Limited Partners and used the remaining net sales proceeds available to pay Partnership liabilities.

         In October 1999, the Partnership sold its Property in Kent Island, Maryland to a third party for $875,000 and received net sales proceeds of approximately $820,500, resulting in a gain of $315,649 for financial reporting purposes. This Property was originally acquired by the Partnership in 1986 and had a cost of approximately $726,600, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $93,900 in excess of its original purchase price. In connection with the sale, the Partnership also received $50,000 from the former tenant as consideration for the Partnership releasing the tenant from its obligation under the terms of its lease. The Partnership used a portion of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners, and a portion to pay a special distribution to the Limited Partners.

         In September and November 2000, the Partnership sold its Properties in Merritt Island, Florida and Salisbury, Maryland, for a total of approximately $1,311,500, and received net sales proceeds totaling approximately $1,305,600, resulting in a total gain of $306,715, for financial reporting purposes. These Properties were originally acquired by the Partnership in 1986 and had costs totaling approximately $1,260,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Properties for a total of approximately $45,300 in excess of their original purchase prices. Also, in connection with the sale of the Property in Salisbury, Maryland, the Partnership received $35,863 from the former tenant as consideration for the Partnership releasing the tenant from its obligation under the terms of the lease. In connection with the sales, the Partnership incurred deferred, real estate disposition fees of $39,345. Payment of the real estate disposition fees are subordinated to receipt by the Limited Partners of their 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed a portion of the net sales proceeds received as a special distribution to the Limited Partners and intends to use the remaining net sales proceeds to pay Partnership liabilities, including quarterly distributions.

         During 1999, the Partnership entered into a promissory note with the corporate General Partner for a loan in the amount of $122,000 in connection with the operations of the Partnership. The note was uncollateralized, non-interest bearing and due on demand. As of December 31, 1999, the Partnership had repaid the loan in full to the corporate General Partner. In addition, during 2000, the Partnership entered into another promissory note with the corporate General Partner for a loan in the amount of $70,000 in connection with the operations of the Partnership. The note was uncollateralized, non-interest bearing and due on demand. As of December 31, 2000, the Partnership had repaid the loan in full to the corporate General Partner.

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

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 2000, the Partnership had $1,019,821 invested in such short-term investments as compared to $1,048,174 at December 31, 1999. As of December 31, 2000, the average interest rate earned by the Partnership on rental income deposited in demand deposit accounts at commercial banks was approximately 3% annually. The funds remaining at December 31, 2000, after payment of distributions and other liabilities will be used to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operations, and for 2000 and 1998 proceeds from the sale of Properties as described above, the Partnership declared distributions to Limited Partners of $2,162,878, $1,067,928, and $1,703,468 for 2000, 1999 and 1998, respectively.
This represents distributions of $49.09, $35.60 and $44.45 per Unit for the years ended December 31, 2000, 1999 and 1998, respectively. The distributions to the Limited Partners for 2000 and 1999 were also based on loans received from the General Partners of $70,000 and $122,000, respectively, which were subsequently repaid, as described above in "Capital Resources." Distributions during 2000 and 1998 included $1,200,000 and $586,300, respectively, of net sales proceeds from the sale of the Properties in Merritt Island, Florida, Kent Island, Maryland and Kissimmee, Florida. These special distributions were effectively a return of a portion of the Limited Partners investment; although, in accordance with the Partnership Agreement, $509,695 and $216,361 respectively, was applied towards the 10% Preferred Return, on a cumulative basis, and the balances of $690,305 and $369,939, respectively, were treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the sales of these Properties, the Partnership's total revenue was reduced during 2000, 1999 and 1998 and is expected to remain reduced in subsequent years, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended September 30, 2000 and June 30, 1998, respectively. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the general partners waived their right o receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         As of December 31, 2000, 1999 and 1998, the Partnership owed $2,484, $36,327 and $41,910, respectively, to affiliates for operating expenses and accounting and administrative services. As of March 15, 2001, the Partnership had reimbursed the affiliates of all such amounts. In addition, as of December 31, 2000 and 1999, the Partnership owed affiliates $126,495, and $87,150, respectively, in real estate disposition fees as a result of services rendered in connection with the sales of two Properties in 2000 and three Properties in previous years. The payment of such fees is deferred until the Limited Partners have received the sum of their cumulative 10% Preferred Return and their adjusted capital contributions. Amounts payable to other parties, including distributions payable, decreased to $259,466, at December 31, 2000, from $367,346 at December 31, 1999. The decrease is primarily the result of the Partnership paying amounts accrued at December 31, 1999 relating to the proposed and terminated Merger with APF, as described below in "Termination of Merger". The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During 1998, the Partnership owned and leased 15 wholly owned Properties (including one Property which was sold during 1998) and during 1999, the Partnership owned and leased 14 wholly owned Properties (including one Property which was sold during 1999). During 2000, the Partnership owned and leased 13 wholly owned Properties (including two Properties which were sold during 2000). During the years ended December 31, 2000, 1999 and 1998, the Partnership was a co-venturer in two separate joint ventures that each owned and leased one Property. In addition, during 2000, 1999 and 1998, the Partnership owned and leased one Property, with an affiliate of the General Partners, as tenants-in-common. As of December 31, 2000, the Partnership owned, either directly or through joint venture arrangements, 14 Properties which are, in general, subject to long-term, triple net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $16,000 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, certain leases provide for increases in the annual base rent during the lease terms. For further description of the Partnership's leases and Properties, see
Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2000, 1999 and 1998, the Partnership earned $875,958, $971,726 $1,015,292, respectively, in rental income from the Partnership's wholly owned Properties described above. The decrease in rental income during 2000 and 1999, each as compared to the previous year, was primarily attributable to a decrease in rental income as a result of the sale of Properties during 2000, 1999 and 1998.

         During  the  years  ended  December  31,  2000,   1999  and  1998,  the
Partnership also earned $54,453, $37,537 and $22,193, respectively, in contingent rental income. The increase in contingent rental income during 2000 and 1999, each as compared to the previous year, was attributable to an increase, in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         In addition, during the years ended December 31, 2000, 1999, and 1998, the Partnership earned $95,658, $95,251, and $95,252, respectively, attributable to net income earned by the two joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates of the General Partners as tenants-in-common.

         During the year ended December 31, 2000, one of the Partnership's lessees, Golden Corral Corporation contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of the rental income from two Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). As of December 31, 2000, Golden Corral Corporation was the lessee under leases relating to three restaurants. It is anticipated that Golden Corral Corporation will continue to contribute ten percent or more of the Partnership's total rental income during 2001. In addition, two Restaurant Chains, Golden Corral and Wendy's, each accounted for more than ten percent of the Partnership's total rental income in 2000
(including the Partnership's share of the rental income from two Properties owned by joint ventures and one Property owned with an affiliate as tenants-in-common). It is anticipated that these two Restaurant Chains each will continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of this lessee or these Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. In addition, the initial lease terms relating to the three Properties leased by Golden Corral Corporation expire in 2001 and are renewable at the option of the tenant. In the event Golden Corral Corporation does not renew some or all of its leases, and the General Partners are not able to re-lease the Properties on as favorable of terms, the Partnership's income may be adversely affected.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership earned $42,085, $15,138 and $21,087, respectively, in interest and other income. The increase in interest and other income during 2000, as compared to 1999, was primarily attributable to interest income earned on the net sales proceeds relating to the 1999 and 2000 sales of several Properties pending distributions to the Limited Partners or payment of liabilities of the Partnership.

         Operating expenses, including depreciation and amortization expense, were $298,213, $409,530, and $388,191, for the years ended December 31, 2000,
1999, and 1998, respectively. The decrease in operating expenses during 2000 as compared to 1999, and the increase during 1999, as compared to 1998, was partially attributable to the amount of transaction costs the Partnership incurred related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated merger as described below in "Termination of Merger." In addition, the decrease in operating expenses during 2000 was partially attributable to a decrease in depreciation expense as a result of the 2000 sales of the Properties in Merritt Island, Florida and Salisbury, Maryland and the 1999 sale of the Property in Kent Island, Maryland. The decrease in operating expenses during 2000, was also partially due to the fact that during 2000, the Partnership received reimbursement from the tenant of the Property in Mesquite, Texas for previously incurred legal expenses.

         As a result of the sales of the Properties in Merritt Island, Florida and Salisbury, Maryland, as described above in "Capital Resources," the Partnership recognized gains totaling $306,715 for financial reporting purposes during 2000. In connection with the sale of the Property in Salisbury, Maryland, the Partnership also received $35,863 as a lease termination fee from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the lease. As a result of the sale of the Property in Kent Island, Maryland, as described above in "Capital Resources," the Partnership recognized a gain of $315,649 for financial reporting purposes during 1999. In connection with the sale, the Partnership also received $50,000 as a lease termination fee from the former tenant in consideration of the Partnership's releasing the tenant from its obligation under the terms of the lease. In addition, as a result of the sale of the Property in Kissimmee, Florida, as described above in "Capital Resources," the Partnership recognized a gain of $235,804 for financial reporting purposes during 1998.

         The Partnership's leases as of December 31, 2000, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income (for certain Properties) over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the partnership's result of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 13, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

Termination of Merger

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable. The General Partners are continuing to evaluate strategic alternatives for the Partnership including alternatives to provide liquidity to the Limited Partners.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                    Page

Report of Independent Certified Public Accountants                   15

Financial Statements:

     Balance Sheets                                                  16

     Statements of Income                                            17

     Statements of Partners' Capital                                 18

     Statements of Cash Flows                                     19-20

     Notes to Financial Statements                                21-34

               Report of Independent Certified Public Accountants




To the Partners
CNL Income Fund, Ltd.


In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund, Ltd. (a Florida limited partnership) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP



Orlando, Florida
February 2, 2001

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                         December 31,
                                                                                2000                     1999
                                                                          ------------------       ------------------

                             ASSETS
    Land and buildings on operating leases, less
         accumulated depreciation                                               $ 5,735,013              $ 6,870,603
    Investment in and due from joint ventures                                       804,857                  822,993
    Cash and cash equivalents                                                     1,019,821                1,048,174
    Receivables, less allowance for doubtful
         accounts of $1,236 in 1999                                                  45,342                   18,768
    Prepaid expenses                                                                  9,419                    8,322
    Lease costs, less accumulated amortization
         of $29,375 and $26,875, respectively                                        20,625                   23,125
    Accrued rental income                                                            37,871                   33,700
                                                                          ------------------       ------------------

                                                                                $ 7,672,948              $ 8,825,685
                                                                          ==================       ==================

               LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                                               $ 11,770               $   62,519
    Escrowed real estate taxes payable                                                2,176                   10,402
    Distributions payable                                                           214,457                  266,982
    Due to related parties                                                          128,979                  123,477
    Rents paid in advance and deposits                                               31,063                   27,443
                                                                          ------------------       ------------------
             Total liabilities                                                      388,445                  490,823

    Partners' capital                                                             7,284,503                8,334,862
                                                                          ------------------       ------------------

                                                                                $ 7,672,948              $ 8,825,685
                                                                          ==================       ==================

                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                Year Ended December 31,
                                                                      2000               1999              1998
                                                                 ----------------   ---------------   ----------------

 Revenues:
      Rental income from operating leases                              $ 875,958        $  971,726        $ 1,015,292
      Contingent rental income                                            54,453            37,537             22,193
      Interest and other income                                           42,085            15,138             21,087
                                                                 ----------------   ---------------   ----------------
                                                                         972,496         1,024,401          1,058,572
                                                                 ----------------   ---------------   ----------------
 Expenses:
      General operating and administrative                                91,029            87,383             87,080
      Professional services                                                4,516            32,841             17,110
      Real estate taxes                                                       --                --              3,969
      State and other taxes                                                8,600             4,867              4,450
      Depreciation and amortization                                      178,510           201,277            268,260
      Transaction costs                                                   15,558            83,162              7,322
                                                                 ----------------   ---------------   ----------------
                                                                         298,213           409,530            388,191
                                                                 ----------------   ---------------   ----------------
 Income Before Equity in Earnings of Joint
      Ventures, Gain on Sale of Assets
      and Lease Termination Income                                       674,283           614,871            670,381

 Equity in Earnings of Joint Ventures                                     95,658            95,251             95,252

 Gain on Sale of Assets                                                  306,715           315,649            235,804

 Lease Termination Income                                                 35,863            50,000                 --
                                                                 ----------------   ---------------   ----------------

 Net Income                                                           $1,112,519       $ 1,075,771        $ 1,001,437
                                                                 ================   ===============   ================

 Allocation of Net Income
      General partners                                                   $    --         $  10,338          $   8,671
      Limited partners                                                 1,112,519         1,065,433            992,766
                                                                 ----------------   ---------------   ----------------

                                                                      $1,112,519       $ 1,075,771        $ 1,001,437
                                                                 ================   ===============   ================

 Net Income Per Limited Partner Unit                                   $   37.08         $   35.51          $   33.09
                                                                 ================   ===============   ================

 Weighted Average Number of
      Limited Partner Units Outstanding                                   30,000            30,000             30,000
                                                                 ================   ===============   ================

                See accompanying notes to financial statements.


                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2000, 1999, and 1998

                                     General Partners                                      Limited Partners
                         -----------------------------------   ---------------------------------------------------------------------
                                              Accumulated                                      Accumulated   Syndication
                           Contributions       Earnings      Contributions      Distributions   Earnings       Costs           Total
                         ----------------   ---------------- ---------------   --------------- -------------- ------------  --------

Balance, December 31, 1997    $  193,400     $   128,359       $  13,314,525    $(15,958,846)  $  13,014,752  $(1,663,140)$9,029,050

    Distributions to limited
       partners ($56.78 per
       limited partner unit)       --                 --         (369,939 )       (1,333,529)           --          --   (1,703,468)
    Net income                     --              8,671               --                 --         992,766        --    1,001,437
                              ----------   ----------------  ---------------   ---------------  -------------- ---------- ----------

Balance, December 31, 1998    $  193,400         137,030          12,944,586     (17,292,375)     14,007,518  (1,663,140)    327,019

    Distributions to limited
       partners ($35.60 per
       limited partner unit)         --               --               --         (1,067,928)            --          --  (1,067,928)
    Net income                       --           10,338               --                 --      1,065,433          --   1,075,771
                              ----------   ----------------  ---------------   ---------------- ------------- ------------ ---------

Balance, December 31, 1999       193,400         147,368       12,944,586        (18,360,303)     15,072,951  (1,663,140)$8,334,862

    Distributions to limited
       partners ($72.10 per
       limited partner unit)         --               --         (690,305)        (1,472,573)          --           --   (2,162,878)
    Net income                       --               --               --                 --       1,112,519        --    1,112,519
                              ----------   ----------------  ---------------   ----------------   ----------- ------------  --------

Balance, December 31, 2000    $  193,400     $   147,368    $  12,254,281      $ (19,832,876)    $16,185,470  (1,663,14  $7,284,503
                              ==========   ================  ===============   ==============     ========== ===========  ==========



                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                  Years Ended December 31,
                                                                         2000               1999                1998
                                                                    ---------------    ---------------     ---------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                      $ 925,069         $1,134,569          $1,030,115
         Distributions from joint venture                                  113,794            113,637             113,770
         Cash paid for expenses                                           (199,315 )         (216,695 )          (131,054 )
         Interest received                                                  41,862             11,613              20,958
                                                                    ---------------    ---------------     ---------------
             Net cash provided by operating activities                     881,410          1,043,124           1,033,789
                                                                    ---------------    ---------------     ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of assets                                    1,305,640            820,457             661,300
         Decrease in restricted cash                                            --                 --             126,009
                                                                    ---------------    ---------------     ---------------
             Net cash provided by investing
                activities                                               1,305,640            820,457             787,309
                                                                    ---------------    ---------------     ---------------

      Cash Flows from Financing Activities:
         Proceeds from loan from corporate general
             partner                                                        70,000            122,000                  --
         Repayment of loan from corporate general
             partner                                                       (70,000 )         (122,000 )                --
         Distributions to limited partners                              (2,215,403 )       (1,067,928 )        (1,752,707 )
                                                                    ---------------    ---------------     ---------------
             Net cash used in financing activities                      (2,215,403 )       (1,067,928 )        (1,752,707 )
                                                                    ---------------    ---------------     ---------------

Net Increase (Decrease) in Cash and Cash Equivalents
                                                                           (28,353 )          795,653              68,391

Cash and Cash Equivalents at Beginning of Year                           1,048,174            252,521             184,130
                                                                    ---------------    ---------------     ---------------

Cash and Cash Equivalents at End of Year                                $1,019,821         $1,048,174           $ 252,521
                                                                    ===============    ===============     ===============

                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                              Years Ended December 31,
                                                                      2000               1999              1998
                                                                 ---------------    ---------------    --------------

Reconciliation of Net Income to Net Cash
    Provided by Operating Activities:

      Net Income                                                     $1,112,519         $1,075,771        $1,001,437
                                                                 ---------------    ---------------    --------------
      Adjustments to  reconcile  net income to net cash
         provided  by  operating activities:
             Depreciation                                               176,010            198,777           206,181
             Amortization                                                 2,500              2,500            62,079
             Equity in earnings of joint
                ventures, net of distributions                           18,136             18,386            18,518
             Gain on sale of assets                                    (306,715 )         (315,649 )        (235,804 )
             Decrease (increase) in receivables                         (26,574 )           12,191            (6,380 )
             Increase in prepaid expenses                                (1,097 )           (2,859 )            (474 )
             Increase in accrued rental income                           (4,171 )           (2,909 )          (3,486 )
             Decrease in accounts payable and
                accrued expenses                                        (58,975 )           71,161            (1,569 )
             Decrease in due to
                related parties                                         (33,843 )           (5,583 )          (7,081 )
             Increase (decrease) in rents paid in
                advance and deposits                                      3,620             (8,662 )             368
                                                                 ---------------    ---------------    --------------
                  Total adjustments                                    (231,109 )          (32,647 )          32,352
                                                                 ---------------    ---------------    --------------

Net Cash Provided by Operating Activities                             $ 881,410         $1,043,124        $1,033,789
                                                                 ===============    ===============    ==============

Supplemental Schedule of Non-Cash
      Investing and Financing Activities:

         Deferred real estate disposition fee
             incurred and unpaid at end of year                        $ 39,345             $   --          $ 20,400
                                                                 ===============    ===============    ==============

         Distributions declared and unpaid at
             December 31                                              $ 214,457          $ 266,982         $ 266,982
                                                                 ===============    ===============    ==============

                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


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

         When the properties are sold, the related cost and accumulated depreciation plus any accrued rental income, are removed from the accounts and gains or losses from sales will be reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' best estimate of net cash flows expected to be generated from its properties and the need for asset impairment write downs.

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

         Investment in Joint  Ventures - The  Partnership's  investments in Sand
         Lake Road Joint Venture and Orange Avenue Joint Venture, which are joint venture arrangements with an unaffiliated entity, are accounted for using the equity method since the Partnership shares control of these joint ventures with the unaffiliated entity. The Partnership's investment in the property in Vancouver, Washington, held as tenants-in-common with affiliates of the General Partners, is accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

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

                  Years Ended December 31, 2000, 1999, and 1998


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

         Reclassification- Certain items in the prior years' financial statements have been reclassified to conform to 2000 presentation. These reclassifications had no effect on partners capital or net income.

         Staff Accounting Bulleting No. 101 ("SAB 101")

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the partnership's result of operations.

         Statement  of  Financial  Accounting  Standards  No 133 ("FAS 133") and
         Statement of   Financial  Accounting  Standards No. 137 ("FAS 137")

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 13, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement CNL INCOME FUND, LTD. (A Florida Limited Partnership)

                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                                    2000                  1999
                                                              -----------------     -----------------

                  Land                                             $ 3,107,282           $ 3,619,063
                  Buildings                                          4,618,604             5,454,223
                                                              -----------------     -----------------
                                                                     7,725,886             9,073,286

                  Less accumulated depreciation                     (1,990,873 )          (2,202,683 )
                                                              -----------------     -----------------

                                                                   $ 5,735,013           $ 6,870,603
                                                              =================     =================

         During the year ended December 31, 1998, the Partnership sold its property in Kissimmee, Florida for $680,000 and received net sales proceeds of $661,300, resulting in a gain of $235,804 for financial reporting purposes. This property was originally acquired by the Partnership in 1987 and had a cost of approximately $475,400, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this property for approximately $185,900 in excess of its original purchase price. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $20,400 (see Note 7).

         During the year ended December 31, 1999, the Partnership sold its property in Kent Island, Maryland for $875,000 and received net sales proceeds of approximately $820,500, resulting in a gain of $315,649 for financial reporting purposes. This property was originally acquired by the Partnership in 1986 and had a cost of approximately $726,600, excluding acquisition fees and miscellaneous acquisition expenses; therefore the Partnership sold the property for approximately $93,900 in excess of its original purchase price. In connection with the sale, the Partnership also received $50,000 from the former tenant in consideration of the Partnership releasing the tenant from its obligation under the terms of its lease.

         During 2000, the Partnership sold two properties, one in each of Merritt Island, Florida and Salisbury, Maryland, for a total of approximately $1,311,500 and received total net sales proceeds of approximately $1,305,600, resulting in a total gain of $306,715 for financial reporting purposes. These properties were originally acquired by the Partnership in 1986 and had costs totaling approximately $1,260,300, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998

3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         the properties for approximately $45,300 in excess of their original purchase price. In connection with the sales, the Partnership incurred deferred, subordinated, real estate disposition fees of $39,345 (see
         Note 7), and received $35,863 from the former tenant of the Salisbury, Maryland property in consideration of the Partnership releasing the tenant from its obligation under the terms of its lease.

         Certain leases provide for escalating guaranteed minimum rents throughout the lease terms. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2000, 1999 and 1998, the Partnership recognized $4,171, $2,909 and $3,486, respectively, of such income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2000:

                   2001                                    $  724,677
                   2002                                       492,115
                   2003                                       492,411
                   2004                                       461,935
                   2005                                       461,431
                   Thereafter                               3,057,321
                                                      ----------------

                                                          $ 5,689,890
                                                      ================

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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


4.       Investment in Joint Ventures:
         -----------------------------

         As of December 31, 2000, the Partnership had a 50 percent interest in the profits and losses of Orange Avenue Joint Venture and Sand Lake
         Road Joint Venture, and owned a 12.17% interest in a property in Vancouver, Washington, with affiliates of the general partners. These joint ventures, and the tenancy-in-common with affiliates of the general partners, as tenants-in-common, each owns and leases one property to an operator of national fast-food or family-style restaurant. The following presents the combined, condensed financial information for the joint ventures and the property held as tenants-in-common with affiliates at December 31:

                                                         2000             1999
                                                    ---------------    -------------
                Land and buildings on operating
                    leases, less accumulated
                    depreciation                        $3,106,804       $3,184,085
                Cash                                           513           11,384
                Prepaid expenses                               227              301
                Accrued rental income                       69,133           46,110
                Liabilities                                    913           12,102
                Partners' capital                        3,175,764        3,229,778
                Revenues                                   420,947          420,003
                Net income                                 341,488          340,215

         The  Partnership  recognized  income  totaling  $95,658,   $95,251  and
         $95,252, for the years ended December 31, 2000, 1999 and 1998, respectively, from these joint ventures.

5.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99 percent to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Allocations and Distributions - Continued:
         -----------------------------------------

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their cumulative 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

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

         Effective January 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Allocations and Distributions - Continued:

         During the years ended December 31, 2000, 1999, and 1998, the Partnership declared distributions to the limited partners of $2,162,878, $1,067,928, and $1,703,468, respectively. Distributions for the year ended December 31, 2000, included $1,200,000 in a special distribution, as a result of the distribution of net sales proceeds from the sales of the properties in Merritt Island, Florida and Kent Island, Maryland. This special distribution was effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $509,695 was applied toward the limited partners' 10% Preferred Return and the balance of $690,305 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. Distributions for the year ended December 31, 1998, included $586,300 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the property in Kissimmee, Florida. This special distribution was effectively a return of a portion of the limited partners' investment, although, in accordance with the Partnership agreement, $216,361 was applied toward the limited partners' 10% Preferred Return and the balance of $369,939 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the returns of capital in 2000 and 1998, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted during the quarters ended June 30, 1998 and September 30, 2000. No distributions have been made to the general partners to date.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


6.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                2000              1999              1998
                                                             ------------     -------------     -------------

           Net income for financial reporting purposes       $ 1,112,519       $ 1,075,771       $ 1,001,437

           Depreciation for tax reporting purposes in
               excess of depreciation for financial
               reporting purposes                                (67,844 )         (79,392 )         (87,967 )

           Gain  on sale of  assets  for tax  reporting
              purposes    in   excess   of   gain   for
              financial  reporting purposes                      226,810           159,469            58,632

           Equity in earnings of joint ventures for
               financial reporting purposes in
               excess of equity in earnings of joint
               ventures for tax reporting purposes               (14,938 )          (5,649 )          49,058

           Capitalization  (Deduction)  of  transaction
              costs for tax reporting purposes                   (90,484 )          83,162             7,322

           Accrued rental income                                  (4,171 )          (2,909 )          (3,486 )

           Rents paid in advance                                   3,620            (8,662 )             368

           Allowance for doubtful accounts                        (1,236 )           1,236            (3,091 )
                                                             ------------     -------------     -------------

           Net income for federal income tax purposes         $1,164,276       $ 1,223,026       $ 1,022,273
                                                             ============     =============     =============

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

                  Years Ended December 31, 2000, 1999, and 1998


7.       Related Party Transactions - Continued:
         --------------------------------------

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated property management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures or competitive fees for comparable services. In addition, these fees will be incurred and will be payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2000, 1999, and 1998.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return on a cumulative basis, plus their adjusted capital contributions. For the years ended December 31, 2000 and 1998, the Partnership incurred $39,345 and $20,400, respectively, in a deferred, subordinated real estate disposition fee as a result of the sale of three properties (see Note 3). No deferred, subordinated real estate disposition fees were incurred for the year ended December 31, 1999.

         During the years ended December 31, 2000, 1999, and 1998, the Advisor and their affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger. The Partnership incurred $60,102, $70,060, and $63,981 for the years ended December 31, 2000, 1999, and 1998, respectively, for such services.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


7.       Related Party Transactions - Continued:
         ---------------------------------------

         The due to related parties consisted of the following at December 31:

                                                                              2000                1999
                                                                          --------------      -------------

                Due to the Advisor and its affiliates:
                       Deferred, subordinated real
                          estate disposition fee                               $126,495           $ 87,150
                       Expenditures incurred on
                          behalf of the Partnership                                  --             29,044
                       Accounting and
                          administrative services                                 2,484              7,283
                                                                          --------------      -------------

                                                                               $128,979          $ 123,477
                                                                          ==============      =============

         The deferred, subordinated real estate disposition fees will not be paid until after the limited partners have received their cumulative 10% Preferred Return, plus their adjusted capital contributions.

8.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                         2000               1999               1998
                                                     --------------     --------------    ---------------

             Golden Corral Corporation                    $352,128           $433,228           $452,653
             Wendy's International, Inc.                       N/A            171,340                N/A


                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


8.       Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenant-in-common with an affiliate of the general partners) for each of the years ended December 31:

                                                              2000              1999                1998
                                                          --------------    --------------      -------------

             Golden Corral Family
                 Steakhouse Restaurants                       $ 352,128         $ 433,228          $ 452,653
             Wendy's Old Fashioned
                 Hamburger Restaurants                          374,416           353,612            352,330

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant did not represent more than ten percent of the Partnership's total rental income.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998

9.       Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during they years ended December 31, 2000 and 1999:

           2000 Quarter             First            Second             Third             Fourth              Year
       ---------------------    --------------    --------------    ---------------    -------------     ---------------

       Revenues (1)                 $ 272,734          $262,682          $ 264,165         $268,573          $1,068,154
       Net Income                     163,802           178,388            456,906          313,423           1,112,519
       Net income per
           limited partner
           unit                          5.41              5.89              15.12            10.66               37.08

       1999 Quarter                 First            Second             Third             Fourth              Year
                                --------------    --------------    ---------------    -------------     ---------------

       Revenues (1)                 $ 259,154          $275,616          $ 273,988         $310,894          $1,119,652
       Net Income                     145,909           171,391            175,584          582,887           1,075,771
       Net income per
           limited partner
           unit                          4.82              5.66               5.79            19.24               35.51

         (1)      Revenues include equity in earnings of joint ventures.

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

         James M. Seneff, Jr., age 54. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999 and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors (the "Advisor") until it merged with APF in September 1999, and in June 2000, was re-elected to those positions of the Advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 53. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director and Vice Chairman of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with the Advisor prior to its merger with APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.); Director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director and President of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director and President of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director and President of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 45. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of the Advisor, Mr. McWilliams served as President of APF from February 1999 until September 1999. From April 1997 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. (formerly CNL Group, Inc.) in April 1997 and served as an Executive Vice President until September 1999. In addition, Mr. McWilliams served as President of the Advisor and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 42. Mr. Walker has served as President of APF since September 1999 and as Chief Operating Officer since March 1995. Mr. Walker also served as a board member of CNL Restaurant Property Services, Inc., a subsidiary of APF from December 1999 until December 2000. Previously, he served as Executive Vice President of APF from January 1996 to September 1999. Mr. Walker joined the Advisor in September 1994, as Senior Vice President responsible for
Research and Development. He served as the Chief Operating Officer of the Advisor from April 1995 until September 1999 and as Executive Vice President from January 1996 until September 1999, at which time it merged with APF. Mr. Walker also served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (formerly CNL Hospitality Advisors, Inc.) from 1997 to October 1998. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a cum laude graduate of Wake Forest University with a Bachelor of Science degree in Accountancy and is a certified public accountant.

         Steven D. Shackelford, age 37. Mr. Shackelford was promoted to Executive Vice President and Chief Financial Officer of APF in July 2000. He served as Senior Vice President and Chief Financial Officer of APF since January 1997. Mr. Shackelford also served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of the Advisor from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

         Each of James M. Seneff, Jr. and Robert A. Bourne untimely filed one Form 4 relating to one transaction during the year ended December 31, 2000.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2001, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2001, the beneficial ownership interests of the General Partners in the Registrant.

                    Title of Class                           Name of Partner                 Percent of Class
                    --------------                           ---------------                 ----------------

           General Partnership Interests                James M. Seneff, Jr.                           45%
                                                        Robert A. Bourne                               45%
                                                        CNL Realty Corporation                         10%
                                                                                                   --------
                                                                                                      100%
                                                                                                   ========

         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2000, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                           Amount Incurred
       Type of Compensation                                                                 For the Year
           and Recipient                         Method of Computation                 Ended December 31, 2000
------------------------------------       ----------------------------------       ------------------------------

Reimbursement   to  affiliates  for        Operating       expenses      are        Accounting                and
operating expenses                         reimbursed  at the  lower of cost        administra-tive     services:
                                           or 90 percent  of the  prevailing        $60,102
                                           rate    at    which    comparable
                                           services    could    have    been
                                           obtained  in the same  geographic
                                           area.  If  the  General  Partners
                                           or their  affiliates  loan  funds
                                           to the  Partnership,  the General
                                           Partners   or  their   affiliates
                                           will   be   reimbursed   for  the
                                           interest   and  fees  charged  to
                                           them by unaffiliated  lenders for
                                           such  loans.  Affiliates  of  the
                                           General  Partners  from  time  to
                                           time  incur   certain   operating
                                           expenses   on   behalf   of   the
                                           Partnership    for    which   the
                                           Partnership     reimburses    the
                                           affiliates without interest.

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


                                                                                           Amount Incurred
       Type of Compensation                                                                 For the Year
           and Recipient                         Method of Computation                 Ended December 31, 2000
------------------------------------       ----------------------------------       ------------------------------

Deferred,  subordinated real estate        A  deferred,   subordinated  real        $39,345
disposition    fee    payable    to        estate  disposition  fee, payable
affiliates                                 upon   sale   of  one   or   more
                                           Properties, in an amount equal
                                           to the lesser of (i)  one-half of
                                           a    competitive    real   estate
                                           commission,    or   (ii)    three
                                           percent of the sales price of
                                           such Property or Properties.
                                           Payment  of  such  fee  shall  be
                                           made only if affiliates of the
                                           General Partners provide a
                                           substantial amount of services
                                           in connection  with the sale of a
                                           Property or Properties and shall
                                           be    subordinated   to   certain
                                           minimum returns to the Limited
                                           Partners. However, if the net
                                           sales proceeds are reinvested in
                                           a replacement Property, no such
                                           real estate disposition fee will
                                           be     incurred     until    such
                                           replacement Property is sold and
                                           the  net   sales   proceeds   are
                                           distributed.

General     Partners'     deferred,        A  deferred,  subordinated  share        $-0-
subordinated  share of  Partnership        equal   to   one    percent    of
net cash flow                              Partnership  distributions of net
                                           cash   flow,    subordinated   to
                                           certain  minimum  returns  to the
                                           Limited Partners.

General     Partners'     deferred,        A  deferred,  subordinated  share        $-0-
subordinated  share of  Partnership        equal   to   five    percent   of
net sales  proceeds  from a sale or        Partnership    distributions   of
sales  not  in  liquidation  of the        such    net    sales    proceeds,
Partnership                                subordinated  to certain  minimum
                                           returns to the Limited Partners.



                                                                                           Amount Incurred
       Type of Compensation                                                                 For the Year
           and Recipient                         Method of Computation                 Ended December 31, 2000
------------------------------------       ----------------------------------       ------------------------------

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

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2000 and 1999

                  Statements of Income for the years ended December 31, 2000, 1999, and 1998

                  Statements of Partners' Capital for the years ended December 31, 2000, 1999, and 1998

                  Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

                  Notes to Financial Statements

         2.   Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

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

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 2000 through December 31, 2000.

(c)      Not applicable.

(d)      Other Financial Information

         The Partnership is required to file audited financial information of one of its tenants (Golden Corral Corporation) as a result of this tenant leasing more than 20 percent of the Partnership's total assets for the year ended December 31, 2000. Golden Corral Corporation is a privately-held company and its financial information is not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2001.

                   CNL INCOME FUND, LTD.

                   By:      CNL REALTY CORPORATION
                            General Partner

                            /s/ Robert A. Bourne
                            -----------------------------------

                            ROBERT A. BOURNE, President


                   By:      ROBERT A. BOURNE
                            General Partner

                            /s/ Robert A. Bourne
                            -----------------------------------

                            ROBERT A. BOURNE


                   By:      JAMES M. SENEFF, JR.
                            General Partner

                            /s/ James M. Seneff, Jr.
                            -----------------------------------

                            JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                    Title                                   Date

/s/ Robert A. Bourne                       President,   Treasurer  and  Director              March 29, 2001
---------------------------
Robert A. Bourne                           (Principal  Financial and  Accounting
                                           Officer)

/s/ James M. Seneff, Jr.                   Chief Executive  Officer and Director              March 29, 2001
---------------------------
James M. Seneff, Jr.                       (Principal Executive Officer)



                             CNL INCOME FUND, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 2000



                                                                       Costs Capitalized
                                                                       Subsequent To
                                              Initial Cost             Acquisition
                                        ------------------------   ------------------
                               Encum-               Buildings and  Improve-   Carrying
                               brances    Land      Improvements   ments       Costs
                             ---------- ------------ -----------   ---------  -------


Properties the Partnership
   has Invested in:

    Golden Corral Family
        Steakhouse Restaurants:
         Virginia Beach, Virginia -        $340,125    $580,432          -        -
         Jasper, Alabama          -         220,665     473,818          -        -
         Eunice, Louisiana        -         186,009     477,947          -        -

    Ground Round Restaurant:
        Camp Hill, Pennsylvania   -         331,962     531,174          -        -

    Pizza Hut Restaurant:
      Bowie, Texas                -          29,683     106,042     10,897        -

    Wendy's Old Fashioned
       Hamburger Restaurants:
         Mesa, Arizona            -         440,339     328,579          -        -
         Oklahoma City, Oklahoma  -         278,878     393,423     20,000        -
         Stockbridge, Georgia     -         282,482     363,008          -        -
         Mesquite, Texas          -         443,956     456,983          -        -
         Payson, Arizona          -         391,076     427,218          -        -

    Other:
       Angleton, Texas            -         162,107     447,511      1,572        -
                                        ------------ -----------  ---------  -------

                                         $3,107,282  $4,586,135    $32,469        -
                                        ============ ===========  =========  =======


Properties of Joint Ventures in
   Which the Partnership has
   a 50% Interest:

    Burger King Restaurant:
      Orlando, Florida            -        $291,159    $695,033          -        -

    Pizza Hut Restaurant:
      Orlando, Florida            -         206,575     234,064          -        -
                                        ------------ -----------  ---------  -------

                                           $497,734    $929,097          -        -
                                        ============ ===========  =========  =======

Property in Which the Partnership
   has a 12.17% Interest as
   Tenants-in-Common and has
   Invested in Under an Operating
   Lease:

    Chevy's Fresh Mex Restaurant:
      Vancouver, Washington       -        $875,659  $1,389,366          -        -
                                        ============ ===========  =========  =======






           Gross Amount at Which                                            Life on Which
           Carried at Close of Period (c)                                   Depreciation in
--------------------------------------               Date                   Latest Income
              Buildings and             Accumulated  of Con-   Date         Statement is
   Land       Improvements   Total      Depreciation struction Acquired     Computed
------------  -----------  -----------  ----------   ------    -------      ------------







   $340,125     $580,432     $920,557    $275,705   1986      10/86          (b)
    220,665      473,818      694,483     222,431   1986      12/86          (b)
    186,009      477,947      663,956     223,042   1987      01/87          (b)


    331,962      531,174      863,136      56,640   1983      10/97          (b)


     29,683      116,939      146,622      50,838   1976      12/87          (b)



    440,339      328,579      768,918     157,900   1986      08/86          (b)
    278,878      413,423      692,301     196,249   1986      08/86          (b)
    282,482      363,008      645,490     174,446   1986      08/86          (b)
    443,956      456,983      900,939     218,336   1986      09/86          (b)
    391,076      427,218      818,294     200,555   1986      12/86          (b)


    162,107      449,083      611,190     214,731   1986      09/86          (b)
------------  -----------  -----------  ----------

 $3,107,282   $4,618,604   $7,725,886   $1,990,873
============  ===========  ===========  ==========




   $291,159     $695,033     $986,192    $332,210   1986      11/86          (b)


    206,575      234,064      440,639     113,781   1986      06/86          (b)
------------  -----------  -----------  ----------

   $497,734     $929,097   $1,426,831    $445,991
============  ===========  ===========  ==========




   $875,659   $1,389,366   $2,265,025    $139,061   1994      12/97          (b)
============  ===========  ===========  ==========








                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000


(a) Transactions in real estate and accumulated depreciation during 2000, 1999, and 1998, are summarized as follows:

                                                                                      Accumulated
                                                                    Cost              Depreciation
                                                              -----------------     ------------------
            Properties the Partnership has Invested in:

                 Balance, December 31, 1997                     $ 10,358,378         $   2,172,913
                 Disposition                                        (506,563              (101,467)
                 Depreciation expense                                     --               206,181


                 Balance, December 31, 1998                        9,851,815             2,277,627
                 Disposition                                        (778,529              (273,721)
                 Depreciation expense                                     --               198,777


                 Balance, December 31, 1999                        9,073,286             2,202,683
                 Dispositions                                     (1,347,400)             (387,820)
                 Depreciation expense                                     --               176,010


                 Balance, December 31, 2000                     $  7,725,886          $  1,990,873


            Property  of Joint  Ventures  in  Which the
             Partnership has a 50% Interest:

                 Balance, December 31, 1997                     $  1,426,831           $   352,955
                 Depreciation expense                                     --                31,096


                 Balance, December 31, 1998                        1,426,831               384,051
                 Depreciation expense                                     --                30,971


                 Balance, December 31, 1999                        1,426,831               415,022
                 Depreciation expense                                     --                30,969


                 Balance, December 31, 2000                     $  1,426,831           $   445,991




                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                                  Accumulated
                                                                                Cost             Depreciation

       Property   in  Which   the   Partnership   has  a  12.17%
         Interest   as Tenants-in-Common and has Invested in Under
         an Operating Lease:

            Balance, December 31, 1997                                      $ 2,265,025            $     127
            Depreciation expense                                                     --               46,310


            Balance, December 31, 1998                                        2,265,025               46,437
            Depreciation expense                                                     --               46,312


            Balance, December 31, 1999                                        2,265,025               92,749
            Depreciation expense                                                     --               46,312


            Balance, December 31, 2000                                      $ 2,265,025          $   139,061


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $7,409,420 and $3,691,857, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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