Form 10-Q
period 2001-03-31
CNL INCOME FUND LTD
filed 2001-05-14
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2001
   --------------------------------------------------------------------------

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


                              CNL Income Fund, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                        59-2666264
--------------------------------------------  ----------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


450 South Orange Avenue
Orlando, Florida                                         32801
---------------------------------------------  ---------------------------------
      (Address of principal executive offices)        (Zip Code)


Registrant's telephone number
(including area code)                               (407) 540-2000
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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             March 31,             December 31,
                                                                               2001                    2000
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,029,397 and $1,990,873,
       respectively                                                            $ 5,696,489             $ 5,735,013
   Investment in joint ventures                                                    802,985                 804,857
   Cash and cash equivalents                                                     1,028,347               1,019,821
   Receivables                                                                      28,673                  45,342
   Prepaid expenses                                                                  3,441                   9,419
   Lease costs, less accumulated amortization of
       $30,000 and $29,375, respectively                                            20,000                  20,625
   Accrued rental income                                                            38,607                  37,871
                                                                         ------------------     -------------------

                                                                               $ 7,618,542             $ 7,672,948
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $   13,949              $   11,770
   Escrowed real estate taxes payable                                                4,147                   2,176
   Distributions payable                                                           807,167                 214,457
   Due to related parties                                                          165,838                 128,979
   Rents paid in advance and deposits                                               18,130                  31,063
                                                                         ------------------     -------------------
       Total liabilities                                                         1,009,231                 388,445

   Partners' capital                                                             6,609,311               7,284,503
                                                                         ------------------     -------------------

                                                                               $ 7,618,542             $ 7,672,948
                                                                         ==================     ===================

See accompanying notes to condensed financial statements

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                         Quarter Ended
                                                                                           March 31,
                                                                                   2001                 2000
                                                                              ----------------     ----------------
Revenues:
    Rental income from operating leases                                            $  186,529            $ 225,436
    Contingent rental income                                                            9,270                  181
    Interest and other income                                                          12,020               23,211
                                                                              ----------------     ----------------
                                                                                      207,819              248,828
                                                                              ----------------     ----------------

Expenses:
    General operating and administrative                                               45,104               28,394
    Professional services                                                               5,315                8,888
    State and other taxes                                                               9,977                9,289
    Depreciation and amortization                                                      39,149               46,114
    Transaction costs                                                                      --               16,247
                                                                              ----------------     ----------------
                                                                                                           108,932
                                                                                       99,545
                                                                              ----------------     ----------------

Income Before Equity in Earnings of Joint Ventures                                    108,274              139,896

Equity in Earnings of Joint Ventures                                                   23,701               23,906
                                                                              ----------------     ----------------

Net Income                                                                         $  131,975            $ 163,802
                                                                              ================     ================

Allocation of Net Income:
    General partners                                                                  $    --               $   --
    Limited partners                                                                  131,975              163,802
                                                                              ----------------     ----------------

                                                                                   $  131,975            $ 163,802
                                                                              ================     ================

Net Income Per Limited Partner Unit                                                 $    4.40             $   5.46
                                                                              ================     ================

Weighted Average Number of Limited Partner
    Units Outstanding                                                                  30,000               30,000
                                                                              ================     ================

See accompanying notes to condensed financial statements

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                            Quarter Ended           Year Ended
                                                                              March 31,            December 31,
                                                                                2001                   2000
                                                                         --------------------    ------------------

General partners:
    Beginning balance                                                            $   340,768            $  340,768
    Net income                                                                            --                    --
                                                                         --------------------    ------------------
                                                                                     340,768               340,768
                                                                         --------------------    ------------------

Limited partners:
    Beginning balance                                                              6,943,735           $ 7,994,094
    Net income                                                                       131,975             1,112,519
    Distributions ($26.91 and $72.10 per
       limited partner unit, respectively)                                          (807,167 )          (2,162,878 )
                                                                         --------------------    ------------------
                                                                                   6,268,543             6,943,735
                                                                         --------------------    ------------------

Total partners' capital                                                         $  6,609,311           $ 7,284,503
                                                                         ====================    ==================

See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Quarter Ended
                                                                                        March 31,
                                                                                 2001               2000
                                                                            ----------------    --------------

Increase (Decrease) in Cash and Cash Equivalents:

    Net Cash Provided by Operating Activities                                     $ 222,983         $ 200,418
                                                                            ----------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (214,457 )        (266,982 )
                                                                            ----------------    --------------
          Net cash used in financing activities                                    (214,457 )        (266,982 )
                                                                            ----------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                                  8,526           (66,564 )

Cash and Cash Equivalents at Beginning of Quarter                                 1,019,821         1,048,174
                                                                            ----------------    --------------

Cash and Cash Equivalents at End of Quarter                                      $1,028,347         $ 981,610
                                                                            ================    ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                                 $ 807,167         $ 266,982
                                                                            ================    ==============

See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


1.   Basis of Presentation:
     ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund, Ltd. (the "Partnership") for the year ended December 31, 2000.

2.   Reclassification:
     ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners capital or net income.

3.   Concentration of Credit Risk:
     ----------------------------

         The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                             2001               2000
                                         --------------    ---------------

         Golden Corral Corporation            $ 66,355           $ 90,003
         Wendy's International, Inc.            28,965                N/A

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


3.       Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                               2001              2000
                                           -------------     --------------

            Golden Corral Family
                Steakhouse Restaurants         $ 66,355           $ 90,003
            Wendy's                              94,639             84,765

         The information denoted by N/A indicates that for each period presented, the tenant or the chain did not represent more than ten percent of the Partnership's total rental income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than ten percent of the Partnership's revenues could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

4.   Allocations and Distributions:
     -----------------------------

         During the three months ended March 31, 2001 and 2000, the Partnership declared distributions to the limited partners of $807,167 and $266,982, respectively. This represents distributions of $26.91 and $8.90 per unit for the three months ended March 31, 2001 and 2000, respectively. Distributions for the three months ended March 31, 2001, included $600,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the property in Salisbury, Maryland. This special distribution was effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $183,820 was applied toward the limited partners' 10% Preferred Return and the balance of $416,180 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital in 2001, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


4.       Allocations and Distributions:
         -----------------------------

         sale of the property, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted during the quarter ended March 31, 2001. No distributions have been made to the general partners to date.

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

         CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985 to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2001, the Partnership owned 14 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). For the quarters ended March 31, 2001 and 2000, the Partnership generated cash from operations of $222,983 and $200,418, respectively. The increase in cash from operations for the quarter ended March 31, 2001 was primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties and net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2001, the Partnership had $1,028,347 invested in such short-term investments, as compared to $1,019,821 at December 31, 2000. The funds remaining at March 31, 2001, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         Total liabilities of the Partnership, including distributions payable, increased to $1,009,231 at March 31, 2001, from $388,445 at December 31, 2000, primarily as a result of the Partnership accruing a special distribution of net sales proceeds of $600,000 from the 2000 sale of the Property in Salisbury, Maryland, payable to the limited partners at March 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and for the quarter ended March 31, 2001, net proceeds from the sale of the Property described above, the Partnership declared distributions to limited partners of $807,167 and $266,982 for the quarters ended March 31, 2001 and 2000, respectively. This represents distributions of $26.91 and $8.90 per unit for the quarters ended March 31, 2001 and 2000, respectively. The distribution for the quarter ended March 31, 2001, included $600,000 of net sales proceeds from the 2000 sale of the Property in Salisbury, Maryland. This special distribution was effectively a return of a portion of the limited partners investment; although, in accordance with the Partnership agreement, $183,820 was applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $416,180 was treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sale of the Property, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarter ended March 31, 2001. No distributions were made to the general partners for the quarters ended March 31, 2001 and 2000. No amounts distributed to the limited partners for the quarter ended March 31, 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2000, the Partnership owned and leased 13 wholly owned Properties and during the quarter ended March 31, 2001, the Partnership owned and leased 11 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $186,529 and $225,436, respectively, in rental income from these Properties. Rental income decreased during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, by approximately $39,900 as a result of the sale of the Merritt Island, Florida Property in September 2000 and the sale of the Salisbury, Maryland Property in November 2000. The Partnership used the net sales proceeds to pay liabilities of the Partnership and to make distributions to the limited partners.

         During the quarters ended March 31, 2001 and 2000, the Partnership also earned $9,270 and $181, respectively, in contingent rental income. The increase in contingent rental income during the quarter ended March 31, 2001, was attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         During the quarter ended March 31, 2001, two lessees, Golden Corral Corporation and Wendy's International, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from Properties owned by joint ventures and a Property owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these two lessees will continue to contribute more than ten percent of the Partnership's total rental income. In addition, during the quarter ended March 31, 2001, two restaurant chains, Golden Corral Family Steakhouse Restaurants and Wendy's, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from Properties owned by joint ventures and a Property owned with affiliates as tenants-in-common). It is anticipated that these two restaurant chains will each continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the quarters ended March 31, 2001 and 2000, the Partnership owned and leased two Properties indirectly through joint venture arrangements and one Property with affiliates of the general partners as tenants-in-common. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $23,701 and $23,906, respectively, attributable to net income earned by these joint ventures.

         Operating expenses, including depreciation and amortization expense, were $99,545 and $108,932 for the quarters ended March 31, 2001 and 2000, respectively. Operating expenses were higher during the quarter ended March 31, 2000, than the quarter ended March 31, 2001, partially as a result of the fact that during the quarter ended March 31, 2000, the Partnership incurred $16,247 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter ended March 31, 2001.

         In addition, the decrease in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially attributable to the Partnership incurring less depreciation expense during 2001 as the result of the sale of two Properties in 2000, as described above. The decrease in operating expenses during the quarter ended March 31, 2001 was partially offset by an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.


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

                      (b)     Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of May, 2001.


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