Form 10-Q
period 2001-06-30
CNL INCOME FUND LTD
filed 2001-08-10
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2001
   --------------------------------------------------------------------------

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


                              CNL Income Fund, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                   59-2666264
---------------------------------------------- ---------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Avenue
Orlando, Florida                                                    32801
---------------------------------------------- ---------------------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                          (407) 540-2000
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



                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             June 30,              December 31,
                                                                               2001                    2000
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,067,921 and $1,990,873,
       respectively                                                            $ 5,657,965             $ 5,735,013
   Investment in joint ventures                                                    798,539                 804,857
   Cash and cash equivalents                                                       420,757               1,019,821
   Receivables                                                                      68,003                  45,342
   Prepaid expenses                                                                  2,622                   9,419
   Lease costs, less accumulated amortization of
       $30,625 and $29,375, respectively                                            19,375                  20,625
   Accrued rental income                                                            39,324                  37,871
                                                                         ------------------     -------------------

                                                                               $ 7,006,585             $ 7,672,948
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                              $     884              $   11,770
   Escrowed real estate taxes payable                                                6,118                   2,176
   Distributions payable                                                           207,167                 214,457
   Due to related parties                                                          162,189                 128,979
   Rents paid in advance and deposits                                               36,730                  31,063
                                                                         ------------------     -------------------
       Total liabilities                                                           413,088                 388,445

   Partners' capital                                                             6,593,497               7,284,503
                                                                         ------------------     -------------------

                                                                               $ 7,006,585             $ 7,672,948
                                                                         ==================     ===================
See accompanying notes to condensed financial statements.





                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                      Quarter Ended                 Six Months Ended
                                                                        June 30,                        June 30,
                                                                 2001               2000           2001           2000
                                                             --------------     -------------  -------------- -------------
Revenues:
    Rental income from operating leases                         $  186,133         $ 225,898      $  372,662     $ 451,335
    Contingent rental income                                            --             5,910           9,270         6,090
    Lease termination income                                        55,658                --          55,658            --
    Interest and other income                                        8,459             7,351          20,479        30,562
                                                             --------------     -------------  -------------- -------------
                                                                   250,250           239,159         458,069       487,987
                                                             --------------     -------------  -------------- -------------

Expenses:
    General operating and administrative                            36,533            27,940          81,637        56,334
    Professional services                                            6,059               855          11,374         9,743
    State and other taxes                                            1,112               179          11,089         9,468
    Depreciation and amortization                                   39,149            46,114          78,298        92,228
    Transaction costs                                                   --             9,206              --        25,453
                                                             --------------     -------------  -------------- -------------
                                                                    82,853            84,294         182,398       193,226
                                                             --------------     -------------  -------------- -------------

Income Before Equity in Earnings of Joint Ventures                 167,397           154,865         275,671       294,761

Equity in Earnings of Joint Ventures                                23,956            23,523          47,657        47,429
                                                             --------------     -------------  -------------- -------------

Net Income                                                      $  191,353         $ 178,388      $  323,328     $ 342,190
                                                             ==============     =============  ============== =============

Allocation of Net Income:
    General partners                                               $    --            $   --         $    --        $   --
    Limited partners                                               191,353           178,388         323,328       342,190
                                                             --------------     -------------  -------------- -------------

                                                                $  191,353         $ 178,388      $  323,328     $ 342,190
                                                             ==============     =============  ============== =============

Net Income Per Limited Partner Unit                              $    6.38          $   5.95       $   10.78      $  11.41
                                                             ==============     =============  ============== =============

Weighted Average Number of Limited Partner
    Units Outstanding                                               30,000            30,000          30,000        30,000
                                                             ==============     =============  ============== =============
See accompanying notes to condensed financial statements.




                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                         Six Months Ended           Year Ended
                                                                             June 30,              December 31,
                                                                               2001                    2000
                                                                      -----------------------    ------------------

General partners:
    Beginning balance                                                          $     340,768            $  340,768
    Net income                                                                            --                    --
                                                                      -----------------------    ------------------
                                                                                     340,768               340,768
                                                                      -----------------------    ------------------

Limited partners:
    Beginning balance                                                              6,943,735             7,994,094
    Net income                                                                       323,328             1,112,519
    Distributions ($33.81 and $72.10 per
       limited partner unit, respectively)                                        (1,014,334 )          (2,162,878 )
                                                                      -----------------------    ------------------
                                                                                   6,252,729             6,943,735
                                                                      -----------------------    ------------------

Total partners' capital                                                       $    6,593,497           $ 7,284,503
                                                                      =======================    ==================

See accompanying notes to condensed financial statements.




                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                 2001               2000
                                                                            ----------------    --------------

Increase (Decrease) in Cash and Cash Equivalents:

    Net Cash Provided by Operating Activities                                     $ 422,560         $ 406,875
                                                                            ----------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (1,021,624 )        (533,964 )
                                                                            ----------------    --------------
          Net cash used in financing activities                                  (1,021,624 )        (533,964 )
                                                                            ----------------    --------------

Net Decrease in Cash and Cash Equivalents                                          (599,064 )        (127,089 )

Cash and Cash Equivalents at Beginning of Period                                  1,019,821         1,048,174
                                                                            ----------------    --------------

Cash and Cash Equivalents at End of Period                                        $ 420,757         $ 921,085
                                                                            ================    ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                                 $ 207,167         $ 266,982
                                                                            ================    ==============

See accompanying notes to condensed financial statements.





                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


1.   Basis of Presentation:
     ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund, Ltd. (the "Partnership") for the year ended December 31, 2000.

2.   Reclassification:
     ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

3.   Concentration of Credit Risk:
     ----------------------------

         The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:

                                                                 2001               2000
                                                             --------------    ---------------

                    Golden Corral Corporation                     $132,709           $180,005
                    Wendy's International, Inc.                     48,093             83,747
                    The Ground Round                                44,261                N/A





                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


3.       Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:

                                                                      2001              2000
                                                                  -------------     --------------

                    Wendy's                                          $ 180,321           $175,799
                    Golden Corral Family
                        Steakhouse Restaurants                         132,709            180,005
                    The Ground Round                                    44,261                N/A


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

4.   Allocations and Distributions:
     -----------------------------

         During the six months ended June 30, 2001 and 2000, the Partnership declared distributions to the limited partners of $1,014,334 and $533,964, respectively, ($207,167 and $266,982 for the quarters ended June 30, 2001 and 2000, respectively). This represents distributions of $33.81 and $17.80 per unit for the six months ended June 30, 2001 and 2000, respectively, ($6.91 and $8.90 per unit for the quarters ended June 30, 2001 and 2000, respectively). Distributions for the six months ended June 30, 2001, included $600,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the property in Salisbury, Maryland. This special distribution was effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $183,820 was applied toward the limited partners' 10% Preferred Return and the balance of $416,180 was treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the return of capital in 2001, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less




                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2001 and 2000


5.   Allocations and Distributions - Continued:
     -----------------------------------------

         distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sale of the Property, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted commencing the quarter ended March 31, 2001. No distributions have been made to the general partners to date.



ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

         CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985 to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 14 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). For the six months ended June 30, 2001 and 2000, the Partnership generated cash from operations of $422,560 and $406,875, respectively. The increase in cash from operations for the six months ended June 30, 2001 was primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties and net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2001, the Partnership had $420,757 invested in such short-term investments, as compared to $1,019,821 at December 31, 2000. The decrease in cash and cash equivalents was attributable to the payment of a special distribution of $600,000 to the limited partners during the six months ended June 30, 2001, as described below in "Short-Term Liquidity". The funds remaining at June 30, 2001, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         Total liabilities of the Partnership, including distributions payable, increased to $413,088 at June 30, 2001, from $388,445 at December 31, 2000, primarily as a result of the increase in amounts due to related parties at June 30, 2001, as compared to December 31, 2000. The increase was partially offset by a decrease in accounts payable at June 30, 2001, as compared to December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and for the six months ended June 30, 2001, net sales proceeds from the sale of the Property in Salisbury, Maryland, the Partnership declared distributions to limited partners of $1,014,334 and $533,964 for the six months ended June 30, 2001 and 2000, respectively ($207,167 and $266,982 for the quarters ended June 30, 2001 and 2000, respectively). This represents distributions of $33.81 and $17.80 per unit for the six months ended June 30, 2001 and 2000, respectively ($6.91 and $8.90 per unit for the quarters ended June 30, 2001 and 2000, respectively. The distribution for the six months ended June 30, 2001 included $600,000 of net sales proceeds from the 2000 sale of the Property in Salisbury, Maryland. This special distribution was effectively a return of a portion of the limited partners' investment; although, in accordance with the Partnership agreement, $183,820 was applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $416,180 was treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sale of the Property, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted commencing the quarter ended March 31, 2001. No distributions were made to the general partners for the quarters and six months ended June 30, 2001 and 2000. No amounts distributed to the limited partners for the six months ended June 30, 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 2000, the Partnership owned and leased 13 wholly owned Properties (including two Properties sold during 2000) and during the six months ended June 30, 2001, the Partnership owned and leased 11 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $372,662 and $451,335, respectively, in rental income from these Properties, $186,133 and $225,898 of which were earned during the quarters ended June 20, 2001 and 2000, respectively. Rental income decreased during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, by approximately $39,800 and $78,700, respectively, as a result of the sale of the Merritt Island, Florida Property in September 2000 and the sale of the Salisbury, Maryland Property in November 2000. Rental income is expected to remain at reduced amounts due to the fact that the Partnership used the net sales proceeds from the sale of these Properties to pay liabilities of the Partnership and to make distributions to the limited partners.

         In June 2001, the leases for the Properties in Virginia Beach, Virginia and Jasper, Alabama, which were scheduled to expire in October and December 2001, respectively, were terminated by the Partnership and the tenant. In connection therewith, the Partnership received approximately $55,700 in lease termination income in consideration for the Partnership releasing the tenant from its obligations under the lease. The Partnership re-leased these Properties to two new tenants with terms substantially the same as the Partnership's other leases. Rents due under the new leases are lower than rents due under the previous leases therefore, the Partnership anticipates that rental income in future periods will decrease. However, the general partners do not anticipate that any decrease in rental income relating to the new leases with lower rents will have a material adverse affect on the Partnership's financial position or results of operations.

         During the six months ended June 30, 2001, three lessees, Golden Corral Corporation, Wendy's International, Inc. and The Ground Round, Inc. each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from Properties owned by joint ventures and a Property owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases and the termination of two leases with Golden Corral Corp., as described above, Wendy's International, Inc. and The Ground Round, Inc. will each continue to contribute more than ten percent of the Partnership's total rental income. In addition, during the six months ended June 30, 2001, three restaurant chains, Golden Corral Family Steakhouse Restaurants, Wendy's and The Ground Round, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from Properties owned by joint ventures and a Property owned with affiliates as tenants-in-common). It is anticipated that Wendy's and The Ground Round will each continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the six months ended June 30, 2001 and 2000, the Partnership owned and leased two Properties indirectly through joint venture arrangements and one Property with affiliates of the general partners as tenants-in-common. In connection therewith, during the six months ended June 30, 2001 and 2000, the Partnership earned $47,657 and $47,429, respectively, attributable to net income earned by these joint ventures, $23,956 and $23,523 of which was earned during the quarters ended June 30, 2001 and 2000, respectively.

         Operating expenses, including depreciation and amortization expense, were $182,398 and $193,226 for the six months ended June 30, 2001 and 2000, respectively, of which $82,853 and $84,294 were incurred for the quarters ended June 30, 2001 and 2000, respectively. Operating expenses were higher during the quarter and six months ended June 30, 2000, than during the quarter and six months ended June 30, 2001, partially as a result of the fact that during the quarter and six months ended June 30, 2000, the Partnership incurred $9,206 and $25,453, respectively, in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and six months ended June 30, 2001.

         In addition, the decrease in operating expenses during the quarter and six months ended June 30, 2001, as compared to the quarter and six months ended June 30, 2000, was partially attributable to the Partnership incurring less depreciation expense during 2001 as the result of the sale of two Properties in 2000, as described above. The decrease in operating expenses during the quarter and six months ended June 30, 2001 was partially offset by an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.


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

     10.2 Assignment of Property Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.

     10.3 Assignment of Property Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on March 29, 1996, and incorporated herein by reference.)

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended June 30, 2001.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of August, 2001.


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

     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Filed herewith.)