Form 10-Q
period 2001-09-30
CNL INCOME FUND LTD
filed 2001-11-09
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to ____________________


                             Commission file number
                                     0-15666
                     ---------------------------------------


                              CNL Income Fund, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                       59-2666264
-------------------------------------           -----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
-------------------------------------           -----------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                                -----------------------------


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




                                                                       Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                          1

                      Condensed Statements of Income                    2

                      Condensed Statements of Partners' Capital         3

                      Condensed Statements of Cash Flows                4

                      Notes to Condensed Financial Statements           5-6

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations               7-10

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                       10


Part II.

     Other Information                                                  11-12

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                             September 30,           December 31,
                                                                  2001                    2000
                                                            ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, net                    $ 5,619,441             $ 5,735,013
   Investment in joint ventures                                       793,854                 804,857
   Cash and cash equivalents                                          457,415               1,019,821
   Receivables                                                             --                  45,342
   Prepaid expenses                                                     2,771                   9,419
   Lease costs, less accumulated amortization of
       $31,250 and $29,375, respectively                               18,750                  20,625
   Accrued rental income                                               42,288                  37,871
                                                            ------------------     -------------------

                                                                  $ 6,934,519             $ 7,672,948
                                                            ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                               $     2,317             $    11,770
   Escrowed real estate taxes payable                                  13,604                   2,176
   Distributions payable                                              207,167                 214,457
   Due to related parties                                             148,783                 128,979
   Rents paid in advance and deposits                                  37,920                  31,063
                                                            ------------------     -------------------
       Total liabilities                                              409,791                 388,445

   Partners' capital                                                6,524,728               7,284,503
                                                            ------------------     -------------------

                                                                  $ 6,934,519             $ 7,672,948
                                                            ==================     ===================


           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                      Quarter Ended                 Nine Months Ended
                                                                      September 30,                   September 30,
                                                                 2001               2000           2001           2000
                                                             --------------     -------------  -------------- -------------
Revenues:
    Rental income from operating leases                         $  170,813         $ 222,832      $  543,475     $ 674,166
    Contingent rental income                                         4,366             3,204          13,636         9,295
    Lease termination income                                            --                --          55,658            --
    Interest and other income                                        3,253            14,190          23,732        44,752
                                                             --------------     -------------  -------------- -------------
                                                                   178,432           240,226         636,501       728,213
                                                             --------------     -------------  -------------- -------------

Expenses:
    General operating and administrative                            20,715            25,580         102,352        81,914
    Professional services                                            3,883                --          15,257         9,743
    State and other taxes                                               --                --          11,089         9,468
    Depreciation and amortization                                   39,149            45,665         117,447       137,893
    Transaction costs                                                   --                --              --        25,453
                                                             --------------     -------------  -------------- -------------
                                                                    63,747            71,245         246,145       264,471
                                                             --------------     -------------  -------------- -------------

Income Before Equity in Earnings of Joint Ventures
    and Gain on Sale of Assets                                     114,685           168,981         390,356       463,742

Equity in Earnings of Joint Ventures                                23,713            23,939          71,370        71,368

Gain of Sale of Assets                                                  --           263,986              --       263,986
                                                             --------------     -------------  -------------- -------------

Net Income                                                      $  138,398         $ 456,906      $  461,726     $ 799,096
                                                             ==============     =============  ============== =============

Allocation of Net Income:
    General partners                                               $    --            $   --         $    --        $   --
    Limited partners                                               138,398           456,906         461,726       799,096
                                                             --------------     -------------  -------------- -------------

                                                                $  138,398         $ 456,906      $  461,726     $ 799,096
                                                             ==============     =============  ============== =============

Net Income Per Limited Partner Unit                              $    4.61         $   15.23       $   15.39      $  26.64
                                                             ==============     =============  ============== =============

Weighted Average Number of Limited Partner
    Units Outstanding                                               30,000            30,000          30,000        30,000
                                                             ==============     =============  ============== =============



           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                            Nine Months Ended            Year Ended
                                                              September 30,             December 31,
                                                                   2001                     2000
                                                         -------------------------    ------------------
General partners:
    Beginning balance                                                $    340,768            $  340,768
    Net income                                                                 --                    --
                                                         -------------------------    ------------------
                                                                          340,768               340,768
                                                         -------------------------    ------------------

Limited partners:
    Beginning balance                                                   6,943,735             7,994,094
    Net income                                                            461,726             1,112,519
    Distributions ($40.72 and $72.10 per
       limited partner unit, respectively)                             (1,221,501 )          (2,162,878 )
                                                         -------------------------    ------------------
                                                                        6,183,960             6,943,735
                                                         -------------------------    ------------------

Total partners' capital                                             $   6,524,728           $ 7,284,503
                                                         =========================    ==================

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Nine Months Ended
                                                                         September 30,
                                                                    2001               2000
                                                               ----------------    --------------
Increase (Decrease) in Cash and Cash Equivalents:

    Net Cash Provided by Operating Activities                        $ 666,385         $ 633,893
                                                               ----------------    --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                         --           676,502
                                                               ----------------    --------------
          Net cash provided by investing activities                         --           676,502
                                                               ----------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                            (1,228,791 )        (800,946 )
                                                               ----------------    --------------
          Net cash used in financing activities                     (1,228,791 )        (800,946 )
                                                               ----------------    --------------

Net (Decrease) Increase in Cash and Cash Equivalents                  (562,406 )         509,449

Cash and Cash Equivalents at Beginning of Period                     1,019,821         1,048,174
                                                               ----------------    --------------

Cash and Cash Equivalents at End of Period                           $ 457,415        $1,557,623
                                                               ================    ==============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                    $ 207,167        $1,414,457
                                                               ================    ==============

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


1.   Basis of Presentation:
     ---------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.   Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental income from individual lessees, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                  2001               2000
                                            --------------    ---------------

        Golden Corral Corporation                $152,360           $270,008
        Wendy's International, Inc.                67,221            122,846
        The Ground Round, Inc.                     66,392                N/A
        Wen-Atlanta, Inc.                          64,766                N/A

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


3.   Concentration of Credit Risk - Continued:
     ----------------------------------------

     In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                              2001              2000
                                          -------------     --------------

            Wendy's                          $ 270,369           $264,129
            Golden Corral Family
                Steakhouse Restaurants         152,360            270,008
            The Ground Round                    66,392                N/A

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985 to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 14 Properties, which included interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates of the general partners as tenants-in-common.

Capital Resources

        During the nine months ended September 30, 2001 and 2000, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $666,385 and $633,893, respectively. The increase in cash from operations for the nine months ended September 30, 2001 was primarily a result of changes in the Partnership's working capital.

        Currently, rental income from the Partnership's Properties and any net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2001, the Partnership had $457,415 invested in such short-term investments, as compared to $1,019,821 at December 31, 2000. The decrease in cash and cash equivalents was attributable to the payment of a special distribution of $600,000 to the limited partners during the nine months ended September 30, 2001, as described below in "Short-Term Liquidity". The funds remaining at September 30, 2001, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

        Total liabilities of the Partnership, including distributions payable, increased to $409,791 at September 30, 2001, from $388,445 at December 31, 2000, primarily as a result of the increase in amounts due to related parties, escrowed real estate taxes payable and rents paid in advance and deposits at September 30, 2001, as compared to December 31, 2000. The increase was partially offset by a decrease in accounts payable at September 30, 2001, as compared to December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet current working capital needs.

        The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine that such funds are available for distribution. Based on current cash from operations and for the nine months ended September 30, 2001, and net sales proceeds from the sales of the Properties in Salisbury, Maryland, Merritt Island, Florida in 2000 and Kent Island, Maryland in 1999, the Partnership declared distributions to limited partners of $1,221,501 and $1,948,421 for the nine months ended September 30, 2001 and 2000, respectively ($207,167 and $1,414,457 for the quarters ended September 30, 2001 and 2000, respectively). This represents distributions of $40.72 and $64.95 per unit for the nine months ended September 30, 2001 and 2000, respectively ($6.91 and $47.15 per unit for the quarters ended September 30, 2001 and 2000, respectively.) The distribution for the nine months ended September 30, 2001 included $600,000 of net sales proceeds from the 2000 sale of the Property in Salisbury, Maryland, and the distribution for the nine months ended September 30, 2000 included $1,200,000 of net sales proceeds from the 2000 sale of the Property in Merritt Island, Florida and the 1999 sale of the Property in Kent Island, Maryland. These special distributions in 2001 and 2000, were effectively a return of a portion of the limited partners' investment; although, in accordance with the Partnership agreement, $183,820 and $509,695, respectively, were applied towards the 10% Preferred Return, on a cumulative basis, and the balances of $416,180 and $690,305, respectively, were treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a Property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the Properties, the Partnership's total revenue has been reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarters ended March 31, 2001 and September 30, 2000. No distributions were made to the general partners for the quarters and nine months ended September 30, 2001 and 2000. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

        The Partnership has no long-term debt or other long-term liquidity requirements.


Results of Operations

        During the nine months ended September 30, 2000, the Partnership owned and leased 13 wholly owned Properties (including two Properties sold during 2000) and during the nine months ended September 30, 2001, the Partnership owned and leased 11 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended
September 30, 2001 and 2000, the Partnership earned $557,111 and $683,461, respectively, in rental income from these Properties, $175,179 and $226,036 of which were earned during the quarters ended September 30, 2001 and 2000, respectively. Rental income decreased during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, by approximately $36,800 and $116,600, respectively, as a result of the sale of the Merritt Island, Florida Property in September 2000 and the sale of the Salisbury, Maryland Property in November 2000. Rental income is expected to remain at reduced amounts due to the fact that the Partnership used the net sales proceeds from the sale of these Properties to pay liabilities of the Partnership and to make distributions to the limited partners.

        In June 2001, the leases for the Properties in Virginia Beach, Virginia and Jasper, Alabama, which were scheduled to expire in October and December 2001, respectively, were terminated by the Partnership and the tenant. In connection therewith, the Partnership received approximately $55,700 in lease termination income in consideration for the Partnership releasing the tenant from its obligations under the lease. The Partnership re-leased these Properties to two new tenants with terms substantially the same as the Partnership's other leases. Rents due under the new leases are lower than rents due under the previous leases therefore, the Partnership expects that rental income in future periods will remain at reduced amounts. However, the general partners do not anticipate that any decrease in rental income relating to the new leases with lower rents will have a material adverse affect on the Partnership's financial position or results of operations.

        During the nine months ended September 30, 2001, four lessees, Golden Corral Corporation, Wendy's International, Inc., The Ground Round, Inc. and Wen-Atlanta, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from Properties owned by joint ventures and a Property owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases and the termination of two leases with Golden Corral Corp., as described above, Wendy's International, Inc., The Ground Round, Inc. and Wen-Atlanta, Inc. will each continue to contribute more than ten percent of the Partnership's total rental income. In addition, during the nine months ended September 30, 2001, three restaurant chains, Golden Corral Family Steakhouse Restaurants, Wendy's and The Ground Round, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from Properties owned by joint ventures and a Property owned with affiliates as tenants-in-common). It is anticipated that Wendy's and The Ground Round will each continue to account for more than ten percent of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

        During  the  nine  months  ended   September  30,  2001  and  2000,  the
Partnership owned and leased two Properties indirectly through joint venture arrangements and one Property with affiliates of the general partners as tenants-in-common. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $71,370 and $71,368, respectively, attributable to net income earned by these joint ventures, $23,713 and $23,939 of which was earned during the quarters ended September 30, 2001 and 2000, respectively.

        Operating expenses, including depreciation and amortization expense, were $246,145 and $264,471 for the nine months ended September 30, 2001 and 2000, respectively, of which $63,747 and $71,245 were incurred for the quarters ended September 30, 2001 and 2000, respectively. Operating expenses were lower during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to the fact that during the nine months ended September 30, 2000, the Partnership incurred $25,453 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and nine months ended September 30, 2001. In addition, the decrease in operating expenses during the quarter and nine months ended September 30, 2001, as compared to the quarter and nine months ended September 30, 2000, was partially attributable to the Partnership incurring less depreciation expense during 2001 as a result of the sale of two Properties in 2000, as described above. The decrease in operating expenses during the quarter and nine months ended September 30, 2001 was partially offset by an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement.

        As a result of the sale of the Property in Merritt Island, Florida, the Partnership recognized a gain of $263,986 for financial reporting purposes during the quarter and nine months ended September 30, 2000. No Properties were sold during the quarter and nine months ended September 30, 2001.


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

               10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 8, 2001, and incorporated herein by reference.)

               (b)    Reports on Form 8-K

                      No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 2nd day of November, 2001.


                                    CNL INCOME FUND, LTD.

                                    By: CNL REALTY CORPORATION
                                        General Partner


                                        By:  /s/ James M. Seneff, Jr.
                                             ---------------------------------
                                             JAMES M. SENEFF, JR.
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                        By:  /s/ Robert A. Bourne
                                             ---------------------------------
                                             ROBERT A. BOURNE
                                             President and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)