Form 10-K
period 2001-12-31
CNL INCOME FUND LTD
filed 2002-03-29
CIK 788338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 30,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $500 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the
"Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $13,284,970, and were used to acquire 20 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. One Property was sold in each of the years ended December 31, 1992 and 1994. During the year ended December 31, 1997, the Partnership sold its Property in Casa Grande, Arizona to a third party. In addition, during 1997, Seventh Avenue Joint Venture, in which the Partnership owned a 50% interest, sold its Property to the tenant and the Partnership received a return of capital from the net sales proceeds. The Partnership reinvested the majority of the net sales proceeds from the sale of the Property in Casa Grande, Arizona, and the return of capital received from Seventh Avenue Joint Venture in a Property in Camp Hill, Pennsylvania, and in a Property in Vancouver, Washington, as tenants-in-common, with affiliates of the General Partners. During 1998, the Partnership sold its Property in Kissimmee, Florida to the tenant and distributed the majority of the net sales proceeds as a special distribution to the Limited Partners and used the remaining net sales proceeds to pay Partnership liabilities. During 1999, the Partnership sold its Property in Kent Island, Maryland, to a third party and distributed the majority of the net sales proceeds as a special distribution to the Limited Partners and used the remaining net sales proceeds to pay Partnership liabilities. During 2000, the Partnership sold its Property in Merritt Island, Florida, to a third party and distributed the sales proceeds as a special distribution to the Limited Partners. In addition, during 2000, the Partnership sold its Property in Salisbury, Maryland to a third party and during 2001 distributed the majority of the net sales proceeds as a special distribution to the Limited Partners and used the remaining net sales proceeds to pay Partnership liabilities. As a result of the above transactions, as of December 31, 2001, the Partnership owned 14 Properties. The Partnership owned 11 Properties directly and held interests in two Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates of the General Partners as tenants-in-common. In February 2002, the Partnership sold its Property in Mesquite, Texas to an unrelated third party. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial lease terms, ranging from ten to 20 years (the average being 16 years), and expire between 2004 and 2018. Generally, the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $16,000 to $222,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of seven of the Partnership's 14 Properties also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised. Additionally, certain leases provide the lessees the option to purchase up to a 49% joint venture interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above multiplied by the percentage interest in the Property with respect to which the option is being exercised.

         The leases also provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         During 2001, the leases for the Properties in Virginia Beach, Virginia, Jasper, Alabama and Eunice, Louisiana which were scheduled to expire during 2001 were terminated by the Partnership and the tenant. The Partnership re-leased these Properties to three new tenants with terms substantially the same as the Partnership's other leases.

Major Tenants

         During 2001, Golden Corral Corporation and The Ground Round, Inc. each contributed more than 10% of the Partnership's total rental income (including the Partnership's share of the rental income from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2001, The Ground Round, Inc. was the lessee under a lease relating to one restaurant. It is anticipated that based on the minimum rental payments required by the leases and the termination of three leases with Golden Corral Corporation (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations), only The Ground Round, Inc. will continue to contribute 10% or more of the Partnership's total rental income in 2002. In addition, three Restaurant Chains, Golden Corral Family Steakhouse Restaurants ("Golden Corral"), Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), and The Ground Round each accounted for more than 10% of the Partnership's total rental income in 2001 (including the Partnership's share of the rental income from Properties owned by joint ventures and Properties owned with affiliates of the General Partners as tenants-in-common). In 2002, it is anticipated that only Wendy's and The Ground Round will each continue to account for more than 10% of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of this lessee or these Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or groups of affiliated tenants lease Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into two separate joint venture arrangements: Sand Lake Road Joint Venture and Orange Avenue Joint Venture, each with Pembrook Properties, an unaffiliated entity, for each joint venture to purchase and hold one Property. The joint venture arrangements for Sand Lake Road Joint Venture and Orange Avenue Joint Venture provide for the Partnership and its joint venture partner to share equally in all costs and benefits associated with the joint venture. The Partnership has a 50% interest in each of Sand Lake Road Joint Venture and Orange Avenue Joint Venture. The Partnership and its joint venture partner are jointly and severally liable for all debts, obligations and other liabilities of the joint venture.

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

         Net cash flow from operations of each joint venture is distributed 50% to each joint venture partner. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each partner's percentage interest in the joint venture.

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

Certain Management Services

         CNL APF Partners, LP, an affiliate of the General Partners, acts as manager of the Partnership's Properties pursuant to a property management agreement with the Partnership. Under this agreement, CNL APF Partners, LP, (the "Advisor") is responsible for collecting rental payments, inspecting the
Properties  and the tenants'  books and records,  assisting the  Partnership  in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services. Under the property management agreement, the property management  fee is  subordinated  to  receipt  by  the  Limited  Partners  of an aggregate, 10%, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners do not receive a 10% Preferred Return, no property management fee will be paid.

         During 2000, CNL Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL APF Partners, LP. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of the Advisor perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2001, the Partnership owned 14 Properties. Of the 14 Properties, 11 are owned by the Partnership in fee simple, two are owned through joint venture arrangements and one is owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its Partnership Agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 16,200 to 77,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

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
                                                             ==============

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,900 to 7,400 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2001, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 19, 31.5, and 39 years for federal income tax purposes.

         As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Property owned through a tenancy in common arrangement) for federal income tax purposes was $7,409,020 and $3,691,857, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by Restaurant Chain.

                Properties                          Number of Properties

                Burger King                                   1
                Chevy's Fresh Mex                             1
                Ground Round                                  1
                Pizza Hut                                     2
                Wendy's                                       5
                Other                                         4
                                                        --------------
                TOTAL PROPERTIES                             14
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

Leases

         The Partnership leases the majority of the Properties to operators of selected national and regional fast-food Restaurant Chains. The Properties are generally leased on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

         As of December 31, 2001, 2000, 1999, 1998 and 1997, the Properties were 100% occupied. The following is a schedule of the average annual rent per Property for each of the years ended December 31:


                          2001           2000            1999           1998           1997
                      -------------  -------------- --------------- -------------- -------------
Rental Revenues (1)      $ 871,579     $ 1,047,257     $ 1,126,114    $ 1,154,410   $ 1,183,568
Properties                      14              14              16             17            18
Average Rent per
     Property            $  62,256       $  74,804       $  70,382      $  67,906     $  65,754


(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Property owned through a tenancy in common arrangement. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

         The following is a schedule of lease expirations for leases in place as of December 31, 2001 for each year for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number               Annual Rental             Gross Annual
                                     of Leases               Revenues                Rental Income
             -----------------    ----------------       ------------------    --------------------------
              2002                             --                 $     --               --
              2003                             --                       --               --
              2004                              1                   30,615               4.41%
              2005                             --                       --
              2006                              4                  249,569              35.95%
              2007                              1                   15,960               2.30%
              2008                             --                       --               --
              2009                             --                       --               --
              2010                              1                   56,644               8.16%
              2011                              3                  175,056              25.22%
              Thereafter                        3                  166,443              23.96%
                                  ----------------       ------------------        ----------------
              Totals(1)                        13              $   694,287             100.00%
                                  ================       ==================        ================

(1)  Excludes one Property that was sold in February 2002.

Leases with Major Tenant

         The terms of the leases with the Partnership's major tenant as of December 31, 2001 see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         The Ground Round, Inc. leases one Ground Round restaurant. The initial term of the lease is 20 years (expiring 2017) and the minimum base annual rent is approximately $88,500.

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


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2002, there were 1,058 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2001, Limited Partners who wished to sell their Units could have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), could have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From January 1997 through April 1998, due primarily to sales of Properties in prior years, the price paid for any Unit transferred pursuant to the Plan was $422 per Unit. Effective with the date of sale of the Property in Kissimmee, Florida, the price paid for any Unit transferred pursuant to the Plan ranged from $329 to $410. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2001 and 2000 other than pursuant to the Plan, net of commissions.

                                             2001 (1)                             2000 (1)
                                   --------------------------------    ---------------------------------
                                   High       Low        Average       High        Low        Average
                                  -------    -------    ----------    -------     -------    ----------
         First Quarter              $195       $195         $ 195       $431        $431          $431
         Second Quarter              251        206           248        370         289           329
         Third Quarter               (2)        (2)           (2)        230         230           230
         Fourth Quarter              (2)        (2)           (2)        (2)         (2)           (2)

(1) A total of 187 and 110 Units were transferred other than pursuant to the Plan for the years ended December 31, 2001 and 2000, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 2001 and 2000, the Partnership declared cash distributions of $1,428,668 and $2,162,878, respectively, to the Limited Partners. Distributions during the year ended December 31, 2001 included $600,000 in a special distribution, as a result of the distribution of net sales proceeds from the 2000 sale of the Property in Salisbury, Maryland. Distributions during the year ended December 31, 2000 included $1,200,000 in a special distribution, as a result of the distribution of net sales proceeds from the sales of Properties in Merritt Island, Florida, and Kent Island, Maryland. These special distributions in 2001 and 2000, were effectively a return of a portion of the Limited Partners' investment; although, in accordance with the Partnership agreement, $183,820 and $509,695, respectively, were applied towards the 10% Preferred Return, on a cumulative basis, and the balances of $416,180 and $690,305, respectively, were treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the returns of capital and the returns of capital in prior years, the amount of the Limited Partners' invested capital contributions (which generally is the Limited Partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of these Properties, the Partnership's total revenue was reduced during 2001 and 2000 and is expected to remain reduced in subsequent years, while the majority of the Partnership's operating expenses remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarters ended September 30, 2000 and March 31, 2001. No distributions have been made to the General Partners to date.

         As indicated in the chart below, distributions were declared at the close of each of the Partnership's calendar quarters. This amount includes monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                     Quarter Ended           2001                  2000
                  --------------------   --------------       ---------------

                  March 31                   $ 807,167             $ 266,982
                  June 30                      207,167               266,982
                  September 30                 207,167             1,414,457
                  December 31                  207,167               214,457

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

(b)      Not Applicable

Item 6.  Selected Financial Data

                                            2001              2000             1999              1998             1997
                                       -------------     -------------    -------------     -------------    -------------
Year ended December 31:
     Revenues (1)                          $ 936,372        $1,104,017       $1,169,652        $1,153,824       $1,333,000
     Net income (2)                          626,317         1,112,519        1,075,771         1,001,437        1,248,757
     Cash distributions
         declared (3)                      1,428,668         2,162,878        1,067,928         1,703,468        1,264,884
     Net income per Unit (2)                   20.88             37.08            35.51             33.09            41.24
     Cash distributions declared
         per Unit (3)                          47.62             72.10            35.60             56.78            42.16

At December 31:
     Total assets                         $6,884,715        $7,672,948       $8,825,685        $8,760,926       $9,500,078
     Partners' capital                     6,482,152         7,284,503        8,334,862         8,327,019        9,029,050



(1) Revenues include equity in earnings of joint ventures. In addition, revenues for the years ended December 31, 2001, 2000 and 1999, include lease termination income of $60,758, $35,863 and $50,000, respectively, recognized by the Partnership as consideration for the Partnership releasing former tenants from their obligation under the terms of their respective leases.

(2) Net income for the years ended December 31, 2000, 1999, 1998, and 1997, includes $306,715, $315,649, $235,804, and $233,183, respectively, from gains on sale of assets.

(3) Distributions for the years ended December 31, 2001, 2000 and 1998 include $600,000, $1,200,000 and $586,300, respectively, as a result of the distribution of a portion of the net sales proceeds from the sales of Properties.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on November 26, 1985, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2001, the Partnership owned 11 Properties directly and held interest in three Properties either through joint venture or tenancy in common arrangements.

Capital Resources

         During the years ended December 31, 2001, 2000, and 1999, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses) of $831,136, $881,410, and $1,043,124, respectively. The decrease in cash from operations during 2001, as compared to 2000, was primarily a result of changes in the Partnership's working capital and changes in income and expenses as described in "Results of Operations," below. The decrease in cash from operations during 2000, as compared to 1999, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 2001, 2000 and 1999.

         In October 1999, the Partnership sold its Property in Kent Island, Maryland to a third party for $875,000 and received net sales proceeds of approximately $820,500, resulting in a gain of $315,649. In connection with the sale, the Partnership also received $50,000 from the former tenant as consideration for the Partnership releasing the tenant from its obligation under the terms of its lease. The Partnership used a portion of the net sales proceeds to pay liabilities of the Partnership, including quarterly distributions to the Limited Partners, and a portion to pay a special distribution to the Limited Partners.

         In September and November 2000, the Partnership sold its Properties in Merritt Island, Florida and Salisbury, Maryland, for a total of approximately $1,311,500, and received net sales proceeds totaling approximately $1,305,600, resulting in a total gain of $306,715. Also, in connection with the sale of the Property in Salisbury, Maryland, the Partnership received $35,863 from the former tenant as consideration for the Partnership releasing the tenant from its obligation under the terms of the lease. In connection with the sales, the Partnership incurred deferred, real estate disposition fees of $39,345. Payment of the real estate disposition fees are subordinated to receipt by the Limited Partners of their 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed a portion of the net sales proceeds received as a special distribution to the Limited Partners and used the remaining net sales proceeds to pay Partnership liabilities, including quarterly distributions.

         During 1999, the Partnership entered into a promissory note with the corporate General Partner for a loan in the amount of $122,000 in connection with the operations of the Partnership. The note was uncollateralized, non-interest bearing and due on demand. As of December 31, 1999, the Partnership had repaid the loan in full to the corporate General Partner. In addition, during 2000, the Partnership entered into another promissory note with the corporate General Partner for a loan in the amount of $70,000 in connection with the operations of the Partnership. The note was uncollateralized, non-interest bearing and due on demand. As of December 31, 2000, the Partnership had repaid the loan in full to the corporate General Partner. No such promissory notes were entered into during 2001.

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

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 2001, the Partnership had $414,999 invested in such short-term investments as compared to $1,019,821 at December 31, 2000. The decrease in cash and cash equivalents was attributable to the payment of a special distribution of $600,000 to the Limited Partners, as described below in "Short-Term Liquidity." As of December 31, 2001, the average interest rate earned by the Partnership on rental income deposited in demand deposit accounts at commercial banks was approximately 3.2% annually. The funds remaining at December 31, 2001, after payment of distributions and other liabilities will be used to meet the Partnership's working capital needs.

         In December 2001, the Partnership entered into an agreement with an unrelated third party to sell its Property in Mesquite, Texas. In February 2002, the Partnership sold the Property for approximately $1,073,800 and received net sales proceeds of approximately $1,062,200 resulting in a gain of approximately $348,000 which will be recognized in the first quarter of 2002. The Partnership intends to use the proceeds received from the sale for distributions to the Limited Partners and to pay Partnership liabilities. The Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operations, and for 2001 and 2000 proceeds from the sale of Properties as described above, the Partnership declared distributions to Limited Partners of $1,428,688, $2,162,878, and $1,067,928 for 2001, 2000 and 1999, respectively.
This represents distributions of $47.62, $72.10, and $35.60 per Unit for the years ended December 31, 2001, 2000 and 1999, respectively. The distributions to the Limited Partners for 2000 and 1999 were also based on loans received from the General Partners of $70,000 and $122,000, respectively, which were subsequently repaid, as described above in "Capital Resources." Distributions during 2001 and 2000 included $600,000 and $1,200,000, respectively, of net sales proceeds from the sale of the Properties in Salisbury, Maryland, Merritt Island, Florida, and Kent Island, Maryland. These special distributions were effectively a return of a portion of the Limited Partners investment; although, in accordance with the Partnership Agreement, $183,820 and $509,695, respectively, was applied towards the 10% Preferred Return, on a cumulative basis, and the balances of $416,180 and $690,305, respectively, were treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the sales of these Properties, the Partnership's total revenue was reduced during 2001, 2000 and 1999 and is expected to remain reduced in subsequent years, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarters ended September 30, 2000 and March 31, 2001, respectively. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

         As of December 31, 2001, 2000 and 1999, the Partnership owed $3,783, $2,484, and $36,327, respectively, to affiliates for operating expenses and accounting and administrative services. As of March 15, 2002, the Partnership had reimbursed the affiliates of all such amounts. In addition, as of December 31, 2001 and 2000, the Partnership owed affiliates $126,495 in real estate disposition fees as a result of services rendered in connection with the sales of two Properties in 2000 and three Properties in previous years. The payment of such fees is deferred until the Limited Partners have received the sum of their cumulative 10% Preferred Return and their adjusted capital contributions. Amounts payable to other parties, including distributions payable, increased to $272,285 at December 31, 2001, from $259,466 at December 31, 2000. The increase was primarily the result of an increase in escrowed real estate taxes payable and rents paid in advance and deposits at December 31, 2001, as compared to December 31, 2000. The increase was partially offset by a decrease in accounts payable at December 31, 2001, as compared to December 31, 2000. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

         The Partnership accounts for its unconsolidated joint ventures using the equity method of accounting. Under generally accepted accounting principles, the equity method of accounting is appropriate for entities that are partially owned by the Partnership, but for which operations of the investee are shared with other partners. The Partnership's joint venture agreements require the consent of all partners on all key decisions affecting the operations of the underlying Property.

         Management reviews its Properties and investments in unconsolidated entities periodically (no less than once per year) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

Results of Operations

         During 1999, the Partnership owned and leased 14 wholly owned Properties (including one Property which was sold during 1999). During 2000, the Partnership owned and leased 13 wholly owned Properties (including two Properties which were sold during 2000). During 2001, the Partnership owned and leased 11 wholly owned Properties. During the years ended December 31, 2001, 2000 and 1999, the Partnership was a co-venturer in two separate joint ventures that each owned and leased one Property. In addition, during 2001, 2000 and 1999, the Partnership owned and leased one Property, with an affiliate of the General Partners, as tenants-in-common. As of December 31, 2001, the Partnership owned, either directly or through joint venture arrangements, 14 Properties which are, in general, subject to long-term, triple net leases. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $16,000 to $222,800. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, certain leases provide for increases in the annual base rent during the lease terms. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2001, 2000 and 1999, the Partnership earned $710,043, $875,958, and $971,726, respectively, in rental income from the Partnership's wholly owned Properties described above. The decrease in rental income during 2001 and 2000, each as compared to the previous year, was primarily attributable to a decrease in rental income as a result of the sale of Properties during 2000 and 1999. Rental income is expected to remain at reduced amounts due to the fact that the Partnership used the net sales proceeds from the sales of the Properties to pay liabilities of the Partnership and to make distributions to the Limited Partners.

         In addition, during 2001, the leases for the Properties in Virginia Beach, Virginia, Jasper, Alabama and Eunice, Louisiana which were scheduled to expire in 2001, were terminated by the Partnership and the tenant. The Partnership re-leased these Properties to three new tenants with terms substantially the same as the Partnership's other leases. Rents due under the new leases are lower than rents due under the previous leases; therefore, the Partnership expects that rental income in future periods will remain at reduced amounts. However, the General Partners do not anticipate that the decrease in rental income relating to the new leases will have a material adverse affect on the Partnership's financial position or results of operations.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership recognized $60,758, $35,863, and $50,000, respectively, in lease termination income from former tenants as consideration for the Partnership releasing the former tenants from their obligations under the terms of their respective leases.

         During the years ended December 31, 2001, 2000 and 1999, the Partnership also earned $44,692, $54,453, and $37,537, respectively, in contingent rental income. The decrease in contingent rental income during 2001 as compared to 2000, was primarily attributable to a decrease in contingent rental income as a result of the sale of Properties during 2000. The increase in contingent rental income during 2000 as compared to 1999, was attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         In addition, during the years ended December 31, 2001, 2000, and 1999, the Partnership earned $95,251, $95,658, and $95,251, respectively, attributable to net income earned by the two joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates of the General Partners as tenants-in-common.

         During the year ended December 31, 2001, two of the Partnership's lessees, Golden Corral Corporation and The Ground Round, Inc., each contributed more than 10% of the Partnership's total rental income (including the Partnership's share of the rental income from Properties owned by joint ventures and Properties owned with an affiliate as tenants-in-common). As of December 31, 2001, The Ground Round, Inc. was the lessee under a lease relating to one restaurant. It is anticipated that based on the minimum rental payments required by the leases, and the termination of three leases with Golden Corral Corporation, as described above, only The Ground Round, Inc. will continue to contribute 10% or more of the Partnership's total rental income during 2002. In addition, three Restaurant Chains, Golden Corral, Wendy's, and The Ground Round each accounted for more than 10% of the Partnership's total rental income in 2001 (including the Partnership's share of the rental income from Properties owned by joint ventures and Properties owned with an affiliate as tenants-in-common). It is anticipated that only Wendy's and The Ground Round will each continue to account for more than 10% of the total rental income to which the Partnership is entitled under the terms of its leases. Any failure of this lessee or these Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership earned $25,628, $42,085, and $15,138, respectively, in interest and other income. The decrease in interest and other income during 2001, as compared to 2000, was primarily attributable to a decrease in the average cash balance during 2001 due to a payment of a special distribution to the Limited Partners during 2001 of $600,000 of net sales proceeds from the sale of the Property in Salisbury, Maryland in 2000. The increase in interest and other income during 2000, as compared to 1999, was primarily attributable to interest income earned on the net sales proceeds relating to the 1999 and 2000 sales of several Properties pending distributions to the Limited Partners or payment of liabilities of the Partnership.

         Operating expenses, including depreciation and amortization expense, were $310,055, $298,213, and $409,530, for the years ended December 31, 2001,
2000, and 1999, respectively. The increase in operating expenses during 2001, as compared to 2000, was primarily attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. The increase in operating expenses during 2001 was partially offset by, and the decrease during 2000, as compared to 1999, was partially attributable to, the amount of transaction costs the Partnership incurred related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated merger as described below in "Termination of Merger." In addition, the increase in operating expenses during 2001 was partially offset by, and the decrease in operating expenses during 2000, was partially attributable to, a decrease in depreciation expense as a result of the 2000 sales of the Properties in Merritt Island, Florida and Salisbury, Maryland and the 1999 sale of the Property in Kent Island, Maryland. Operating expenses were lower during 2000, as compared to 2001 and 1999 due to the fact that during 2000, the Partnership received reimbursement from the tenant of the Property in Mesquite, Texas for previously incurred legal expenses.

         As a result of the sales of the Properties in Merritt Island, Florida and Salisbury, Maryland, as described above in "Capital Resources," the Partnership recognized gains totaling $306,715 during 2000. As a result of the sale of the Property in Kent Island, Maryland, as described above in "Capital Resources," the Partnership recognized a gain of $315,649 during 1999. No Properties were sold during 2001.

         The restaurant industry, as a whole, has been one of the many industries affected by the general slowdown in the economy. The General Partners remain confident in the overall performance of the fast-food and family style restaurants, the concepts that comprise the Partnership's portfolio. Industry data shows that these restaurant concepts continue to outperform and remain more stable than high-end restaurants, those that have been more adversely affected by the slowing economy.

         The Partnership's leases as of December 31, 2001, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

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


Item 8.  Financial Statements and Supplementary Data

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                      Page

Report of Independent Certified Public Accountants                     16

Financial Statements:

     Balance Sheets                                                    17

     Statements of Income                                              18

     Statements of Partners' Capital                                   19

     Statements of Cash Flows                                       20-21

     Notes to Financial Statements                                  22-34

               Report of Independent Certified Public Accountants




To the Partners
CNL Income Fund, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund, Ltd. (a Florida limited partnership) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP



Orlando, Florida
February 8, 2002, except for Note 11, as to which the date is February 20, 2002.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                            December 31,
                                                                   2001                     2000
                                                             ------------------       ------------------
                             ASSETS

    Land and buildings on operating leases, net                    $ 5,580,917              $ 5,735,013
    Investment in joint ventures                                       787,721                  804,857
    Cash and cash equivalents                                          414,999                1,019,821
    Receivables                                                         34,841                   45,342
    Due from related parties                                             1,574                       --
    Accrued rental income                                               43,559                   37,871
    Other assets                                                        21,104                   30,044
                                                             ------------------       ------------------

                                                                   $ 6,884,715              $ 7,672,948
                                                             ==================       ==================

               LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                                 $   4,840               $   11,770
    Escrowed real estate taxes payable                                  13,688                    2,176
    Distributions payable                                              207,167                  214,457
    Due to related parties                                             130,278                  128,979
    Rents paid in advance and deposits                                  46,590                   31,063
                                                             ------------------       ------------------
             Total liabilities                                         402,563                  388,445

    Commitment (Note 10)

    Partners' capital                                                6,482,152                7,284,503
                                                             ------------------       ------------------

                                                                   $ 6,884,715              $ 7,672,948
                                                             ==================       ==================

                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                Year Ended December 31,
                                                              2001               2000              1999
                                                         ----------------   ---------------   ----------------
 Revenues:
      Rental income from operating leases                     $  710,043         $ 875,958         $  971,726
      Contingent rental income                                    44,692            54,453             37,537
      Lease termination income                                    60,758            35,863             50,000
      Interest and other income                                   25,628            42,085             15,138
                                                         ----------------   ---------------   ----------------
                                                                 841,121         1,008,359          1,074,401
                                                         ----------------   ---------------   ----------------
 Expenses:
      General operating and administrative                       122,338            91,029             87,383
      Professional services                                       20,032             4,516             32,841
      State and other taxes                                       11,089             8,600              4,867
      Depreciation and amortization                              156,596           178,510            201,277
      Transaction costs                                               --            15,558             83,162
                                                         ----------------   ---------------   ----------------
                                                                 310,055           298,213            409,530
                                                         ----------------   ---------------   ----------------

 Income Before Gain on Sale of Assets and Equity in
      Earnings of Joint Ventures                                 531,066           710,146            664,871

 Gain on Sale of Assets                                               --           306,715            315,649

 Equity in Earnings of Joint Ventures                             95,251            95,658             95,251
                                                         ----------------   ---------------   ----------------

 Net Income                                                   $  626,317        $1,112,519        $ 1,075,771
                                                         ================   ===============   ================

 Allocation of Net Income
      General partners                                           $    --           $    --          $  10,338
      Limited partners                                           626,317         1,112,519          1,065,433
                                                         ----------------   ---------------   ----------------

                                                              $  626,317        $1,112,519        $ 1,075,771
                                                         ================   ===============   ================

 Net Income Per Limited Partner Unit                           $   20.88         $   37.08          $   35.51
                                                         ================   ===============   ================

 Weighted Average Number of
      Limited Partner Units Outstanding                           30,000            30,000             30,000
                                                         ================   ===============   ================


                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2001, 2000, and 1999


                                       General Partners                                           Limited Partners
                             --------------------------------------    -------------------------------------------------------------
                                                Accumulated                                    Accumulated  Syndication
                            Contributions       Earnings     Contributions  Distributions      Earnings     Costs         Total
                           ---------------  --------------  -------------- ---------------   ------------ ------------- ----------
Balance, December 31, 1998   $    193,400   $   137,030    $  12,944,586   $ (17,292,375 )  $  14,007,518 $ (1,663,140) $8,327,019

    Distributions to limited
       partners ($35.60 per
       limited partner unit)           --           --                --      (1,067,928 )             --           --  (1,067,928)
    Net income                         --        10,338               --              --        1,065,433           --   1,075,771
                             ------------- -------------   ----------------- -------------   ------------ ------------- ------------

Balance, December 31, 1999        193,400       147,368       12,944,586     (18,360,303 )     15,072,951   (1,663,140)  8,334,862

    Distributions to limited
       partners ($72.10 per
       limited partner unit)           --           --          (690,305 )    (1,472,573 )             --           --  (2,162,878)
    Net income                         --           --                --              --        1,112,519           --   1,112,519
                             ------------- -------------   ----------------- -------------   ------------  ------------ ------------

Balance, December 31, 2000        193,400       147,368        12,254,281    (19,832,876 )     16,185,470   (1,663,140)  7,284,503

    Distributions to limited
       partners ($47.62 per
       limited partner unit)           --           --           (416,180 )   (1,012,488 )             --           --  (1,428,668)
    Net income                         --           --                 --             --          626,317           --     626,317
                             ------------- -------------   -----------------   -----------  ------------- ------------- ------------

Balance, December 31, 2001   $    193,400  $     147,368     $ 11,838,101   $(20,845,364 )  $  16,811,787 $ (1,663,140) $6,482,152
                             ============= =============   =================  ============  ============= ============= ============


                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                  Years Ended December 31,
                                                                         2001               2000                1999
                                                                    ---------------    ---------------     ---------------
Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                      $ 848,610          $ 925,069          $1,134,569
         Distributions from joint venture                                  112,387            113,794             113,637
         Cash paid for expenses                                           (152,054 )         (199,315 )          (216,695 )
         Interest received                                                  22,193             41,862              11,613
                                                                    ---------------    ---------------     ---------------
             Net cash provided by operating activities                     831,136            881,410           1,043,124
                                                                    ---------------    ---------------     ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of assets                                           --          1,305,640             820,457
                                                                    ---------------    ---------------     ---------------
             Net cash provided by investing
                activities                                                      --          1,305,640             820,457
                                                                    ---------------    ---------------     ---------------

      Cash Flows from Financing Activities:
         Proceeds from loan from corporate general
             partner                                                            --             70,000             122,000
         Repayment of loan from corporate general
             partner                                                            --            (70,000 )          (122,000 )
         Distributions to limited partners                              (1,435,958 )       (2,215,403 )        (1,067,928 )
                                                                    ---------------    ---------------     ---------------
             Net cash used in financing activities                      (1,435,958 )       (2,215,403 )        (1,067,928 )
                                                                    ---------------    ---------------     ---------------

Net Increase (Decrease) in Cash and Cash Equivalents
                                                                          (604,822 )          (28,353 )           795,653

Cash and Cash Equivalents at Beginning of Year                           1,019,821          1,048,174             252,521
                                                                    ---------------    ---------------     ---------------

Cash and Cash Equivalents at End of Year                                 $ 414,999         $1,019,821          $1,048,174
                                                                    ===============    ===============     ===============

                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                              Years Ended December 31,
                                                                      2001               2000              1999
                                                                 ---------------    ---------------    --------------
Reconciliation of Net Income to Net Cash
    Provided by Operating Activities:

      Net Income                                                      $ 626,317         $1,112,519        $1,075,771
                                                                 ---------------    ---------------    --------------
      Adjustments to reconcile net income to net
         cash provided by operating activities:
             Depreciation                                               154,096            176,010           198,777
             Amortization                                                 2,500              2,500             2,500
             Equity in earnings of joint
                ventures, net of distributions                           17,136             18,136            18,386
             Gain on sale of assets                                          --           (306,715 )        (315,649 )
             Decrease (increase) in receivables                           8,927            (26,574 )          12,191
             Increase in accrued rental income                           (5,688 )           (4,171 )          (2,909 )
             Decrease (increase) in other assets                          6,440             (1,097 )          (2,859 )
             (Increase) decrease in accounts
                payable and escrowed real
                estate taxes payable                                      4,582            (58,975 )          71,161
             (Increase) decrease in due to
                related parties                                           1,299            (33,843 )          (5,583 )
             Increase (decrease) in rents paid in
                advance and deposits                                     15,527              3,620            (8,662 )
                                                                 ---------------    ---------------    --------------
                  Total adjustments                                     204,819           (231,109 )         (32,647 )
                                                                 ---------------    ---------------    --------------

Net Cash Provided by Operating Activities                             $ 831,136          $ 881,410        $1,043,124
                                                                 ===============    ===============    ==============

Supplemental Schedule of Non-Cash
      Investing and Financing Activities:

         Deferred real estate disposition fee
             incurred and unpaid at end of year                          $   --           $ 39,345            $   --
                                                                 ===============    ===============    ==============

         Distributions declared and unpaid at
             December 31                                              $ 207,167          $ 214,457         $ 266,982
                                                                 ===============    ===============    ==============

                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


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

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50% shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

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

         When  the  properties  are  sold,  the  related  cost  and  accumulated depreciation plus any accrued rental income, are removed from the accounts and gains or losses from sales reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair value. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' best estimate of net cash flows expected to be generated from its properties and the need for asset impairment write downs.

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and the allowance for doubtful accounts are decreased accordingly.

         Investment in Joint  Ventures - The  Partnership's  investments in Sand
         Lake Road Joint Venture and Orange Avenue Joint Venture, are joint venture arrangements with an unaffiliated entity, and the Partnership's investment in the property in Vancouver, Washington, is held as tenants-in-common with affiliates of the General Partners. These entities are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Lease Costs - Other assets include lease incentive costs and brokerage and legal fees associated with negotiating new leases which are amortized over the terms of the new leases using the straight-line method.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


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

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. Syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment. See "Income Taxes" footnote for a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes.

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on partners capital or net income.

         Staff Accounting Bulletin No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership's results of operations.

         Statement of Financial Accounting Standards No. 141 ("FAS 141") and Statement of Financial Accounting Standards No. 142 ("FAS 142") - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS
         141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Statement of Financial Accounting Standards No. 144 ("FAS 144") - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                              2001            2000
                                           --------------   -------------

            Land                             $ 3,107,282     $ 3,107,282
            Buildings                          4,618,604       4,618,604
                                           --------------   -------------
                                               7,725,886       7,725,886
            Less accumulated depreciation     (2,144,969 )    (1,990,873 )
                                           --------------   -------------

                                             $ 5,580,917     $ 5,735,013
                                           ==============   =============

         During the year ended December 31, 1999, the Partnership sold its property in Kent Island, Maryland for $875,000 and received net sales proceeds of approximately $820,500, resulting in a gain of $315,649. In connection with the sale, the Partnership also received $50,000 from the former tenant in consideration of the Partnership releasing the tenant from its obligation under the terms of its lease.

         During 2000, the Partnership sold two properties, one in each of Merritt Island, Florida and Salisbury, Maryland, for a total of approximately  $1,311,500  and  received  total net sales  proceeds  of approximately $1,305,600, resulting in a total gain of $306,715. In connection with the sales, the Partnership incurred deferred, subordinated, real estate disposition fees of $39,345 (see Note 7), and received $35,863 from the former tenant of the Salisbury, Maryland property in consideration of the Partnership releasing the tenant from its obligation under the terms of its lease.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2001:

                   2002                              $  569,993
                   2003                                 574,487
                   2004                                 541,587
                   2005                                 538,587
                   2006                                 482,731
                   Thereafter                         2,581,241
                                                ----------------

                                                    $ 5,288,626
                                                ================

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

4.       Investment in Joint Ventures:
         ----------------------------

         As of December 31, 2001, the Partnership had a 50% interest in the profits and losses of Orange Avenue Joint Venture and Sand Lake Road Joint Venture, and owned a 12.17% interest in a property in Vancouver, Washington, with affiliates of the general partners. These joint ventures, and the tenancy-in-common with affiliates of the general partners, as tenants-in-common, each owns and leases one property to an operator of national fast-food or family-style restaurant. The following presents the combined, condensed financial information for the joint ventures and the property held as tenants-in-common with affiliates at December 31:

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

                                                              2001             2000
                                                           -------------    -------------
             Land and buildings on operating leases, net    $ 3,029,523      $ 3,106,804
             Cash                                                 3,232              513
             Receivables                                          1,538               --
             Accrued rental income                               92,131           69,133
             Other assets                                           335              227
             Liabilities                                          3,111              913
             Partners' capital                                3,123,648        3,175,764
             Revenues                                           419,940          420,947
             Net income                                         339,931          341,488

         The Partnership recognized income totaling $95,251, $95,658, and $95,251, for the years ended December 31, 2001, 2000 and 1999, respectively, from these joint ventures.

5.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99% to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, 10%, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their cumulative 10% Preferred Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95% to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95% to the limited partners and five percent to the general partners.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Allocations and Distributions - Continued:
         -----------------------------------------

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital account balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95% to the limited partners and five percent to the general partners.

         Effective January 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2001 and 2000.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership declared distributions to the limited partners of $1,428,668, $2,162,878, and $1,067,928, respectively. Distributions for the year ended December 31, 2001 included $600,000 in a special distribution, as a result of the distribution of net sales proceeds from the 2000 sale of the Property in Salisbury, Maryland and distributions for the year ended December 31, 2000, included $1,200,000 in a special distribution, as a result of the distribution of net sales proceeds from the sales of the properties in Merritt Island, Florida and Kent Island, Maryland. These special distributions in 2001 and 2000, were effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $183,820 and $509,695, respectively, were applied toward the limited partners' 10% Preferred Return and the balances of $416,180 and $690,305, respectively, were treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the returns of capital in 2001 and 2000, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the properties, the Partnership's total

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Allocations and Distributions - Continued:
         -----------------------------------------

         revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted during the quarters ended September 30, 2000 and March 31, 2001. No distributions have been made to the general partners to date.

6.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                2001              2000              1999
                                                             ------------     -------------     -------------
           Net income for financial reporting purposes         $ 626,317       $ 1,112,519       $ 1,075,771

           Depreciation for tax reporting purposes in
               excess of depreciation for financial
               reporting purposes                                (54,364 )         (67,844 )         (79,392 )

           Gain  on sale of  assets  for tax  reporting
              purposes    in   excess   of   gain   for
              financial  reporting purposes                           --           226,810           159,469

           Equity in earnings of joint ventures for
               financial reporting purposes in
               excess of equity in earnings of joint
               ventures for tax reporting purposes               (10,061 )         (14,938 )          (5,649 )

           Capitalization  (deduction)  of  transaction
              costs for tax reporting purposes                        --           (90,484 )          83,162

           Accrued rental income                                  (5,688 )          (4,171 )          (2,909 )

           Rents paid in advance                                  (1,044 )           3,620            (8,662 )

           Allowance for doubtful accounts                            --            (1,236 )           1,236
                                                             ------------     -------------     -------------

           Net income for federal income tax purposes          $ 555,160        $1,164,276       $ 1,223,026
                                                             ============     =============     =============


                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


7.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP (the "Advisor") is a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF"). CNL Fund Advisors, Inc., a majority owned subsidiary of CNL Financial Group, Inc. until it merged with and into APF effective September 1, 1999, served as the Partnership's advisor until it assigned is rights and obligations under a management agreement with the Partnership to the Advisor effective July 1, 2000. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated property management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures or competitive fees for comparable services. In addition, these fees will be incurred and will be payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2001, 2000, and 1999.

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return on a cumulative basis, plus their adjusted capital contributions. For the year ended December 31, 2000, the Partnership incurred $39,345 in a deferred, subordinated real estate disposition fee as a result of the sale of two properties (see Note 3). No deferred, subordinated real estate disposition fees were incurred for the years ended December 31, 2001 and 1999.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


7.       Related Party Transactions - Continued:
         --------------------------------------

         During  the  years  ended  December  31,  2001,  2000,  and  1999,  the
         Partnership's advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis, including services during 2000 and 1999 relating to the proposed and terminated merger. The Partnership incurred $93,447, $60,102, and $70,060, for the years ended December 31, 2001, 2000, and 1999, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                     2001          2000
                                                   ------------   ----------

           Due to the Advisor and its affiliates:
                  Deferred, subordinated real
                     estate disposition fee           $126,495    $ 126,495
                  Accounting and
                     administrative services             3,783        2,484
                                                   ------------   ----------

                                                      $130,278    $ 128,979
                                                   ============   ==========

         The deferred, subordinated real estate disposition fees will not be paid until after the limited partners have received their cumulative 10% Preferred Return, plus their adjusted capital contributions.

8.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental income from individual lessees, each representing more than 10%t of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                            2001         2000         1999
                                         ----------   ----------  ------------

             Golden Corral Corporation    $165,460     $352,128      $433,228
             The Ground Round, Inc.         88,523          N/A           N/A
             Wendy's International, Inc.       N/A          N/A       171,340

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Concentration of Credit Risk - Continued:
         ----------------------------------------

         In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than 10% of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenant-in-common with an affiliate of the general partners) for each of the years ended December 31:

                                             2001        2000          1999
                                          -----------  ----------   ----------

             Wendy's Old Fashioned
                 Hamburger Restaurants     $ 374,154    $374,416    $ 353,612
             Golden Corral Family
                 Steakhouse Restaurants      165,460     352,128      433,228
             Ground Round                     88,523         N/A          N/A

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or restaurant chain did not represent more than 10% of the Partnership's total rental income.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


9.       Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000:

           2001 Quarter             First            Second             Third             Fourth              Year
       ---------------------    --------------    --------------    ---------------    -------------     ---------------
       Revenues (1)                 $ 231,520          $274,206          $ 202,145         $228,501           $ 936,372
       Net income                     131,975           191,353            138,398          164,591             626,317
       Net income per
           limited partner
           unit                          4.40              6.38               4.61             5.49               20.88

         2000 Quarter               First            Second             Third             Fourth              Year
       ---------------------    --------------    --------------    ---------------    -------------     ---------------

       Revenues (1)                 $ 272,734          $262,682          $ 264,165         $304,436          $1,104,017
       Net income                     163,802           178,388            456,906          313,423           1,112,519
       Net income per
           limited partner
           unit                          5.41              5.89              15.12            10.66               37.08

(1)      Revenues include equity in earnings of joint ventures.

10.      Commitment:
         ----------

         In December 2001, the Partnership entered into an agreement with an unrelated third party to sell the property in Mesquite, Texas (see Note
         11).

11.      Subsequent Event:
         ----------------

         In February 2002, the Partnership sold the property in Mesquite, Texas for approximately $1,073,800 and received net sales proceeds of approximately $1,062,200 resulting in a gain of approximately $348,000 which will be recognized in the first quarter of 2002.

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

         James M. Seneff, Jr., age 55. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 54. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, President and Treasurer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, President and Treasurer of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 46. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 38. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2002, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2002, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2001, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                           Amount Incurred
       Type of Compensation                                                                 For the Year
           and Recipient                         Method of Computation                 Ended December 31, 2001
------------------------------------       ----------------------------------       ------------------------------
Reimbursement   to  affiliates  for        Operating       expenses      are        Accounting and
operating expenses                         reimbursed  at the  lower of cost        administrative services:
                                           or 90% of the prevailing  rate at        $93,447
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




                                                                                           Amount Incurred
       Type of Compensation                                                                 For the Year
           and Recipient                         Method of Computation                 Ended December 31, 2001
------------------------------------       ----------------------------------       ------------------------------
Deferred,  subordinated real estate        A  deferred,   subordinated  real        $-0-
disposition    fee    payable    to        estate  disposition  fee, payable
affiliates                                 upon   sale   of  one   or   more
                                           Properties, in an amount equal to the
                                           lesser of (i) one-half of a
                                           competitive real estate commission,
                                           or (ii) three percent of the sales
                                           price of such Property or Properties.
                                           Payment of such fee shall be made
                                           only if affiliates of the General
                                           Partners provide a substantial amount
                                           of services in connection with the
                                           sale of a Property or Properties and
                                           shall be subordinated to certain
                                           minimum returns to the Limited
                                           Partners. However, if the net sales
                                           proceeds are reinvested in a
                                           replacement Property, no such real
                                           estate disposition fee will be
                                           incurred until such replacement
                                           Property is sold and the net sales
                                           proceeds are distributed.

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




                                                                                           Amount Incurred
       Type of Compensation                                                                 For the Year
           and Recipient                         Method of Computation                 Ended December 31, 2001
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

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2001 and 2000

                  Statements of Income for the years ended December 31, 2001, 2000, and 1999

                  Statements of Partners' Capital for the years ended December 31, 2001, 2000, and 1999

                  Statements of Cash Flows for the years ended December 31,2001, 2000, and 1999

                  Notes to Financial Statements

         2.    Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

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

                  10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                        Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 9, 2001, and incorporated herein by reference.)

                  (b) The Registrant filed no reports on Form 8-K during the period from October 1, 2001 through December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th day of March, 2002.

                      CNL INCOME FUND, LTD.

                      By:      CNL REALTY CORPORATION
                               General Partner

                               /s/ Robert A. Bourne
                               ------------------------------------
                               ROBERT A. BOURNE, President


                      By:      ROBERT A. BOURNE
                               General Partner

                               /s/ Robert A. Bourne
                               ------------------------------------
                               ROBERT A. BOURNE


                      By:      JAMES M. SENEFF, JR.
                               General Partner

                               /s/ James M. Seneff, Jr.
                               ------------------------------------
                               JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                            Title                               Date
/s/ Robert A. Bourne               President,   Treasurer  and  Director      March 15, 2002
---------------------------
Robert A. Bourne                   (Principal  Financial and  Accounting
                                   Officer)

/s/ James M. Seneff, Jr.           Chief Executive  Officer and Director      March 15, 2002
---------------------------
James M. Seneff, Jr.               (Principal Executive Officer)

                                        CNL INCOME FUND, LTD.
                                   (A Florida Limited Partnership)
                        SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        December 31, 2001


                                                                       Costs Capitalized
                                                                          Subsequent To
                                                   Initial Cost           Acquisition
                                        ------------------------ ------------------
                          Encum-                     Buildings anImprove-   Carrying
                          brances          Land       Improvementsments     Costs
                         ----------     -----------  ---------------------  -------

Properties the Partnership
   has Invested in:

    Ground Round Restaurant:
        Camp Hill, Pennsylvania  -         331,962      531,174         -        -

    Pizza Hut Restaurant:
      Bowie, Texas               -          29,683      106,042    10,897        -

    Wendy's Old Fashioned
       Hamburger Restaurants:
         Mesa, Arizona           -         440,339      328,579         -        -
         Oklahoma City, Oklahoma -         278,878      393,423    20,000        -
         Stockbridge, Georgia    -         282,482      363,008         -        -
         Mesquite, Texas         -         443,956      456,983         -        -
         Payson, Arizona         -         391,076      427,218         -        -

    Other:
         Angleton, Texas         -         162,107      447,511     1,572        -
         Eunice, Louisiana       -         186,009      477,947         -        -
         Jasper, Alabama         -         220,665      473,818         -        -
         Virginia Beach, Virginia-         340,125      580,432         -        -
                                        -----------  ----------- ---------  -------

                                        $3,107,282   $4,586,135   $32,469
                                        ===========  =========== =========  =======


Properties of Joint Ventures in Which the Partnership has a 50% Interest:

    Burger King Restaurant:
      Orlando, Florida           -        $291,159     $695,033         -        -

    Pizza Hut Restaurant:
      Orlando, Florida           -         206,575      234,064         -        -
                                        -----------  ----------- ---------  -------

                                          $497,734     $929,097
                                        ===========  =========== =========  =======

Property in Which the Partnership has a 12.17% Interest as Tenants-in-Common and has Invested in Under an Operating Lease:

    Chevy's Fresh Mex Restaurant:
      Vancouver, Washington      -        $875,659   $1,389,366         -        -
                                        ===========  =========== =========  =======





       Net Cost Basis at Which                                        Life on Which
     Carried at Close of Period (c)                                  Depreciation in
--------------------------------------              Date              Latest Income
              Buildings and            Accumulated of Con-  Date      Statement is
   Land       Improvements   Total     DepreciationstructioAcquired     Computed
------------  -----------  ----------- ----------  ---------------    ------------






    331,962      531,174      863,136     74,345    1983   10/97          (b)


     29,683      116,939      146,622     54,736    1976   12/87          (b)



    440,339      328,579      768,918    168,853    1986   08/86          (b)
    278,878      413,423      692,301    210,162    1986   08/86          (b)
    282,482      363,008      645,490    186,546    1986   08/86          (b)
    443,956      456,983      900,939    233,569    1986   09/86          (b)
    391,076      427,218      818,294    214,796    1986   12/86          (b)


    162,107      449,083      611,190    229,710    1986   09/86          (b)
    186,009      477,947      663,956    238,974    1987   01/87          (b)
    220,665      473,818      694,483    238,225    1986   12/86          (b)
    340,125      580,432      920,557    295,053    1986   10/86          (b)
------------  -----------  ----------- ----------

 $3,107,282   $4,618,604   $7,725,886  $2,144,969
============  ===========  =========== ==========







   $291,159     $695,033     $986,192   $355,377    1986   11/86          (b)


    206,575      234,064      440,639    121,583    1986   06/86          (b)
------------  -----------  ----------- ----------

   $497,734     $929,097   $1,426,831   $476,960
============  ===========  =========== ==========








   $875,659   $1,389,366   $2,265,025   $185,373    1994   12/97          (b)
============  ===========  =========== ==========



                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001


(a) Transactions in real estate and accumulated depreciation during 2001, 2000, and 1999, are summarized as follows:


                                                                                             Accumulated
                                                                          Cost               Depreciation
                                                                    -----------------     ------------------
            Properties the Partnership has Invested in:

                 Balance, December 31, 1998                          $  9,851,815         $   2,277,627
                 Disposition                                             (778,529)             (273,721)
                 Depreciation expense                                          --               198,777
                                                                    -----------------     ------------------

                 Balance, December 31, 1999                             9,073,286             2,202,683
                 Dispositions                                          (1,347,400              (387,820
                 Depreciation expense                                          --               176,010
                                                                    -----------------     ------------------

                 Balance, December 31, 2000                             7,725,886             1,990,873
                 Depreciation expense                                          --               154,096
                                                                    -----------------     ------------------

                 Balance, December 31, 2001                          $  7,725,886         $   2,144,969
                                                                    =================     ==================

            Property of Joint Ventures in Which the Partnership
                 has a 50% Interest:

                 Balance, December 31, 1998                          $  1,426,831          $    384,051
                 Depreciation expense                                          --                30,971
                                                                    -----------------     ------------------

                 Balance, December 31, 1999                             1,426,831               415,022
                 Depreciation expense                                          --                30,969
                                                                    -----------------     ------------------

                 Balance, December 31, 2000                             1,426,831               445,991
                 Depreciation expense                                          --                30,969
                                                                    -----------------     ------------------

                 Balance, December 31, 2001                          $  1,426,831          $    476,960
                                                                    =================     ==================


                             CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                              Accumulated
                                                                             Cost             Depreciation
                                                                       ---------------      ----------------
       Property in Which the Partnership has a 12.17% Interest as
         Tenants-in-Common and has Invested in Under an Operating Lease:

            Balance, December 31, 1998                                   $ 2,265,025          $    46,437
            Depreciation expense                                                  --               46,312
                                                                       ---------------      -----------------

            Balance, December 31, 1999                                     2,265,025               92,749
            Depreciation expense                                                  --               46,312
                                                                       ---------------      -----------------

            Balance, December 31, 2000                                     2,265,025              139,061
            Depreciation expense                                                  --               46,312
                                                                       ---------------      -----------------

            Balance, December 31, 2001                                   $ 2,265,025          $   185,373
                                                                       ===============      =================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $7,409,420 and $3,691,857, respectively. All of the leases are treated as operating leases for federal income tax purposes.