Form 10-Q
period 2002-03-31
CNL INCOME FUND LTD
filed 2002-05-15
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended March 31, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to _____________________


                             Commission file number
                                     0-15666
                     ---------------------------------------


                              CNL Income Fund, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                          59-2666264
---------------------------------              ------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
---------------------------------              ------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                               ------------------------------


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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                March 31,             December 31,
                                                                  2002                    2001
                                                            ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, net                    $ 4,878,831             $ 5,580,917
   Investment in joint ventures                                       782,670                 787,721
   Cash and cash equivalents                                        1,440,188                 414,999
   Receivables                                                         10,939                  34,841
   Due from related parties                                               603                   1,574
   Accrued rental income                                               46,649                  43,559
   Other assets                                                         7,042                  21,104
                                                            ------------------     -------------------

                                                                  $ 7,166,922             $ 6,884,715
                                                            ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                $    5,649              $    4,840
   Real estate taxes payable                                           10,891                  13,688
   Distributions payable                                            1,069,399                 207,167
   Due to related parties                                             171,811                 130,278
   Rents paid in advance and deposits                                  37,414                  46,590
                                                            ------------------     -------------------
       Total liabilities                                            1,295,164                 402,563

   Partners' capital                                                5,871,758               6,482,152
                                                            ------------------     -------------------

                                                                  $ 7,166,922             $ 6,884,715
                                                            ==================     ===================


           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                                         Quarter Ended
                                                                               March 31,
                                                                       2002                 2001
                                                                  ----------------     ----------------
Revenues:
    Rental income from operating leases                                $  156,264            $ 186,529
    Contingent rental income                                               16,602                9,270
    Interest and other income                                               1,211               12,020
                                                                  ----------------     ----------------
                                                                          174,077              207,819
                                                                  ----------------     ----------------

Expenses:
    General operating and administrative                                   39,362               45,104
    Professional services                                                   7,960                5,315
    State and other taxes                                                   2,993                9,977
    Depreciation and amortization                                          36,193               39,149
                                                                  ----------------     ----------------
                                                                           86,508               99,545
                                                                  ----------------     ----------------

Income Before Gain on Sale of Assets and Equity in Earnings of
    Joint Ventures                                                         87,569              108,274

Gain on Sale of Assets                                                    348,026                   --

Equity in Earnings of Joint Ventures                                       23,410               23,701
                                                                  ----------------     ----------------

Net Income                                                             $  459,005            $ 131,975
                                                                  ================     ================

Net Income Per Limited Partner Unit                                     $   15.30             $   4.40
                                                                  ================     ================

Weighted Average Number of Limited Partner
    Units Outstanding                                                      30,000               30,000
                                                                  ================     ================

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                         Quarter Ended           Year Ended
                                                           March 31,            December 31,
                                                             2002                   2001
                                                      --------------------    ------------------
General partners:
    Beginning balance                                         $   340,768            $  340,768
    Net income                                                         --                    --
                                                      --------------------    ------------------
                                                                  340,768               340,768
                                                      --------------------    ------------------

Limited partners:
    Beginning balance                                           6,141,384             6,943,735
    Net income                                                    459,005               626,317
    Distributions ($35.65 and $47.62 per
       limited partner unit, respectively)                     (1,069,399 )          (1,428,668 )
                                                      --------------------    ------------------
                                                                5,530,990             6,141,384
                                                      --------------------    ------------------

Total partners' capital                                      $  5,871,758           $ 6,482,152
                                                      ====================    ==================

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Quarter Ended
                                                                                        March 31,
                                                                                 2002               2001
                                                                            ----------------    --------------
Increase (Decrease) in Cash and Cash Equivalents:

    Net Cash Provided by Operating Activities                                     $ 168,097         $ 222,983
                                                                            ----------------    --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                               1,064,259                --
                                                                            ----------------    --------------
          Net cash provided by investing activities                               1,064,259                --
                                                                            ----------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                           (207,167 )        (214,457 )
                                                                            ----------------    --------------
          Net cash used in financing activities                                    (207,167 )        (214,457 )
                                                                            ----------------    --------------

Net Increase in Cash and Cash Equivalents                                         1,025,189             8,526

Cash and Cash Equivalents at Beginning of Quarter                                   414,999         1,019,821
                                                                            ----------------    --------------

Cash and Cash Equivalents at End of Quarter                                      $1,440,188        $1,028,347
                                                                            ================    ==============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fee incurred and
          unpaid at end of quarter                                                $  32,215            $   --
                                                                            ================    ==============

       Distributions declared and unpaid at end of
          quarter                                                                $1,069,399         $ 807,167
                                                                            ================    ==============

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


1.   Basis of Presentation:
     ---------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

     These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund, Ltd. (the "Partnership") for the year ended December 31, 2001.

     Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

2.   Land and Building on Operating Leases:
     -------------------------------------

     During the quarter ended March 31, 2002, the Partnership sold its property in Mesquite, Texas for $1,073,828 and received net sales proceeds of $1,032,044 resulting in a gain of $348,026. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $32,215 (see Note 4).

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


3.   Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental income from individual lessees, each representing more than 10% of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                                2002              2001
                                           ---------------    --------------

         Wendy's International, Inc.             $ 28,221          $ 28,965
         The Ground Round, Inc.                    22,131               N/A
         AJZ, Inc.                                 21,194               N/A
         Wendy's Old Fashioned Hamburgers
             of New York, Inc.                     20,528               N/A
         Golden Corral Corporation                    N/A            66,355

     In addition, the following schedule presents total rental income from individual restaurant chains, each representing more than 10% of the Partnership's total rental income (including the Partnership's share of rental income from joint ventures and the property held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                                  2002              2001
                                              --------------    --------------

             Wendy's                               $ 94,903          $ 94,639
             The Ground Round                        22,131               N/A
             A.J. Gators                             21,194               N/A
             Golden Corral Family
                 Steakhouse Restaurants            N/A                 66,355

     The  information  denoted by N/A indicates that for each period  presented,
     the  tenant  or  the  chain  did  not  represent   more  than  10%  of  the
     Partnership's total rental income.

     Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than 10% of the Partnership's revenues could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


4.   Related Party Transactions:
     --------------------------

     An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate dispositions fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the quarter ended March 31, 2002, the Partnership incurred a deferred, subordinated real estate disposition fee of $32,215 as a result of the sale of a property (see Note 2).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985 to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 13 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

        For the quarters ended March 31, 2002 and 2001, the Partnership generated cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $168,097 and $222,983, respectively. The decrease in cash from operations for the quarter ended March 31, 2002 was primarily a result of changes in income and expenses, as described below.

        Other sources and uses of capital included the following during the quarter ended March 31, 2002.

        During the quarter ended March 31, 2002, the Partnership sold its Property in Mesquite, Texas to an unrelated third party for $1,073,828 and received net sales proceeds of $1,032,044 resulting in a gain of $348,026. The Partnership distributed the net sales proceeds as a special distribution to the limited partners, as described below. The Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

        Currently, rental income from the Partnership's Properties and net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2002, the Partnership had $1,440,188 invested in such short-term investments, as compared to $414,999 at December 31, 2001. The increase in cash and cash equivalents at March 31, 2002, was primarily the result of the Partnership holding the net sales proceeds it received from the sale of its Property in Mesquite, Texas pending distribution to the limited partners. The funds remaining at March 31, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

        Total liabilities of the Partnership, including distributions payable, increased to $1,295,164 at March 31, 2002, from $402,563 at December 31, 2001, primarily as a result of the Partnership accruing a special distribution of net sales proceeds of $900,000 from the 2002 sale of the Property in Mesquite, Texas, payable to the limited partners at March 31, 2002. The increase was partially offset by a decrease in escrowed real estate taxes payable and rents paid in advance and deposits. The general partners believe that the Partnership has sufficient cash on hand to meet current working capital needs.

        The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and for the quarter ended March 31, 2002, net proceeds from the sale of the Property described above, and for the quarter ended March 31, 2001, net sales proceeds from the 2000 sale of the Property in Salisbury, Maryland, the Partnership declared distributions to limited partners of $1,069,399 and $807,167 for the quarters ended March 31, 2002 and 2001, respectively. This represents distributions of $35.65 and $26.91 per unit for the quarters ended March 31, 2002 and 2001, respectively. The distribution for the quarter ended March 31, 2002, included $900,000 of net sales proceeds from the 2002 sale of the Property in Mesquite, Texas, and the distribution for the quarter ended March 31, 2001, included $600,000 of net sales proceeds from the 2000 sale of the Property in Salisbury, Maryland. These special distributions during 2002 and 2001, were effectively a return of a portion of the limited partners investment; although, in accordance with the Partnership agreement, $355,144 and $183,820, respectively, were applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $544,856 and $416,180, respectively, were treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the Properties, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarters ended March 31, 2002 and 2001. No distributions were made to the general partners for the quarters ended March 31, 2002 and 2001. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

        The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

        During the quarters ended March 31, 2001 and 2002, the Partnership owned and leased 11 (including one Property which was sold in February 2002) wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $156,264 and $186,529, respectively, in rental income from these Properties. Rental income decreased during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, due to the fact that during 2001 the Partnership re-leased the Properties in Virginia Beach, Virginia; Jasper, Alabama and Eunice, Louisiana to three new tenants. Rents under the new leases are lower than rents due under the previous leases; therefore, the Partnership expects that rental income in future periods will remain at reduced amounts. However, the general partners do not anticipate that the decrease in rental income will have a material adverse affect on the Partnership's financial position or results of operations. In addition, the decrease in rental income during the quarter ended March 31, 2002 was partially due to the sale of the Mesquite, Texas Property in February 2002. Rental income is expected to remain at reduced amounts due to the fact that the Partnership intends to use the net sales proceeds to pay liabilities of the Partnership and to make distributions to the limited partners.

        During the quarters ended March 31, 2002 and 2001, the Partnership also earned $16,602 and $9,270, respectively, in contingent rental income. The increase in contingent rental income during the quarter ended March 31, 2002, was attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

        During the quarters ended March 31, 2002 and 2001, the Partnership earned $1,211 and $12,020, respectively, in interest and other income. The decrease in interest and other income during the quarter ended March 31, 2002 was primarily due to a decrease in the average cash balance due to the payment of a special distribution to the limited partners during 2001 of $600,000 of net sales proceeds from the sale of the Property in Salisbury, Maryland in 2000.

        During  the  quarter  ended  March  31,  2002,  four  lessees,   Wendy's
International, Inc., The Ground Round, Inc., AJZ, Inc., and Wendy's Old Fashioned Hamburgers of New York, Inc. each contributed more than 10% of the Partnership's total rental income (including the Partnership's share of rental income from Properties owned by joint ventures and a Property owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these four lessees will continue to contribute more than 10% of the Partnership's total rental income. In addition, during the quarter ended March 31, 2002, three restaurant chains, Wendy's, The Ground Round, and A.J. Gators each accounted for more than 10% of the Partnership's total rental income (including the Partnership's share of rental income from Properties owned by joint ventures and a Property owned with affiliates as tenants-in-common). It is anticipated that these three restaurant chains will each continue to account for more than 10% of the total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

        During the quarters ended March 31, 2002 and 2001, the Partnership owned and leased two Properties indirectly through joint venture arrangements and one Property with affiliates of the general partners as tenants-in-common. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $23,410 and $23,701, respectively, attributable to net income earned by these joint ventures.

        Operating expenses, including depreciation and amortization expense, were $86,508 and $99,545 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. Operating expenses were higher during the quarter ended March 31, 2001 due to the fact that the Partnership incurred state taxes related to the 2000 sale of its Property in Salisbury, Maryland. In addition, the decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was partially attributable to the Partnership incurring less depreciation expense during 2002 as the result of the sale of the Property in Mesquite, Texas, as described above.

        As a result of the sale of the Property in Mesquite, Texas, as described above in "Capital Resources," the Partnership recognized a gain of $348,026 during the quarter ended March 31, 2002. No Properties were sold during the quarter ended March 31, 2001.

        Effective  January  1,  2002,  the  Partnership   adopted  Statement  of
Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.


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

                   10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                           Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001, and incorporated herein by reference.)

                   (b)     Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of May, 2002.


                                           CNL INCOME FUND, LTD.

                                           By:CNL REALTY CORPORATION
                                              General Partner


                                              By:/s/ James M. Seneff, Jr.
                                                 -----------------------------
                                                 JAMES M. SENEFF, JR.
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                              By:/s/ Robert A. Bourne
                                                 -----------------------------
                                                 ROBERT A. BOURNE
                                                 President and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)