Form 10-Q
period 2002-06-30
CNL INCOME FUND LTD
filed 2002-08-13
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2002
   --------------------------------------------------------------------------

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


                              CNL Income Fund, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                       59-2666264
-----------------------------------              ----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
-----------------------------------              ----------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                (407) 540-2000
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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             June 30,              December 31,
                                                                               2002                    2001
                                                                         ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, net                               $   4,844,115           $   5,580,917
   Investment in joint ventures                                                    437,982                 787,721
   Cash and cash equivalents                                                     1,121,349                 414,999
   Receivables                                                                         659                  34,841
   Due from related parties                                                          9,481                   1,574
   Accrued rental income                                                            48,981                  43,559
   Other assets                                                                      3,808                  21,104
                                                                         ------------------     -------------------

                                                                             $   6,466,375           $   6,884,715
                                                                         ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                  2,159             $     4,840
   Real estate taxes payable                                                        11,761                  13,688
   Distributions payable                                                           818,777                 207,167
   Due to related parties                                                          168,281                 130,278
   Rents paid in advance and deposits                                               38,744                  46,590
                                                                         ------------------     -------------------
       Total liabilities                                                         1,039,722                 402,563

   Partners' capital                                                             5,426,653               6,482,152
                                                                         ------------------     -------------------

                                                                             $   6,466,375           $   6,884,715
                                                                         ==================     ===================


           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                   Quarter Ended                    Six Months Ended
                                                                      June 30,                          June 30,
                                                               2002              2001             2002            2001
                                                           --------------    -------------   ---------------  --------------
Revenues:
    Rental income from operating leases                       $  145,560        $ 186,133       $   301,824      $  372,662
    Contingent rental income                                          --               --            16,602           9,270
    Lease termination income                                          --           55,658                --          55,658
    Interest and other income                                      5,748            8,459             6,959          20,479
                                                           --------------    -------------   ---------------  --------------
                                                                 151,308          250,250           325,385         458,069
                                                           --------------    -------------   ---------------  --------------

Expenses:
    General operating and administrative                          34,692           38,787            80,730          87,788
    Property expenses                                              2,445            3,805             3,729           5,223
    State and other taxes                                            659            1,112             3,652          11,089
    Depreciation and amortization                                 34,716           39,149            70,909          78,298
                                                           --------------    -------------   ---------------  --------------
                                                                  72,512           82,853           159,020         182,398
                                                           --------------    -------------   ---------------  --------------

Income Before Loss on Dissolution of Joint Venture,
    Gain on Sale of Assets and Equity in Earnings of
    Joint Ventures                                                78,796          167,397           166,365         275,671

Loss on Dissolution of Joint Venture                             (30,579 )             --           (30,579 )            --

Gain on Sale of Assets                                                --               --           348,026              --

Equity in Earnings of Joint Ventures                             325,454           23,956           348,864          47,657
                                                           --------------    -------------   ---------------  --------------

Net Income                                                    $  373,671        $ 191,353       $   832,676      $  323,328
                                                           ==============    =============   ===============  ==============

Net Income Per Limited Partner Unit                            $   12.46         $   6.38        $    27.76       $   10.78
                                                           ==============    =============   ===============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                             30,000           30,000            30,000          30,000
                                                           ==============    =============   ===============  ==============

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                      Six Months Ended          Year Ended
                                                          June 30,             December 31,
                                                            2002                   2001
                                                     --------------------    ------------------
General partners:
    Beginning balance                                      $     340,768          $    340,768
    Net income                                                        --                    --
                                                     --------------------    ------------------
                                                                 340,768               340,768
                                                     --------------------    ------------------

Limited partners:
    Beginning balance                                          6,141,384             6,943,735
    Net income                                                   832,676               626,317
    Distributions ($62.94 and $47.62 per
       limited partner unit, respectively)                    (1,888,175 )          (1,428,668 )
                                                     --------------------    ------------------
                                                               5,085,885             6,141,384
                                                     --------------------    ------------------

Total partners' capital                                   $    5,426,653         $   6,482,152
                                                     ====================    ==================

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                 2002               2001
                                                                            ----------------    --------------
Increase (Decrease) in Cash and Cash Equivalents:

    Net Cash Provided by Operating Activities                                   $   305,102        $  422,560
                                                                            ----------------    --------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                               1,064,259                --
       Liquidating distribution from joint venture                                  613,554                --
                                                                            ----------------    --------------
          Net cash provided by investing activities                               1,677,813
                                                                            ----------------    --------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (1,276,565 )      (1,021,624 )
                                                                            ----------------    --------------
          Net cash used in financing activities                                  (1,276,565 )      (1,021,624 )
                                                                            ----------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                                706,350          (599,064 )

Cash and Cash Equivalents at Beginning of Period                                    414,999         1,019,821
                                                                            ----------------    --------------

Cash and Cash Equivalents at End of Period                                     $  1,121,349        $  420,757
                                                                            ================    ==============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Deferred real estate disposition fee incurred and
          unpaid at end of period                                                $   32,215           $    --
                                                                            ================    ==============

       Distributions declared and unpaid at end of
          period                                                                $   818,777        $  207,167
                                                                            ================    ==============

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


1.   Basis of Presentation:
     ---------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.   Land and Building on Operating Leases:
     -------------------------------------

     During the six months ended June 30, 2002, the Partnership sold its property in Mesquite, Texas for $1,073,828 and received net sales proceeds of approximately $1,032,000, resulting in a gain of $348,026. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $32,215 (see Note 5). As of December 31, 2001, this property had been identified for sale.

3.   Investment in Joint Ventures:
     ----------------------------

     In June 2002, Sand Lake Road Joint Venture, in which the Partnership owned a 50% interest, in accordance with the option under the lease agreement sold its property to the tenant for $1,231,000 and received net sales proceeds of approximately $1,227,100, resulting in a gain of approximately $604,000. The Partnership and the outside joint venture partner dissolved the joint venture in accordance with the joint venture agreement and as a result, the Partnership received $613,554 representing its pro-rata share of the liquidation proceeds. The Partnership recognized a $30,579 loss on the dissolution. The financial results for this property are reflected as Discontinued Operations in the condensed financial information presented below.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


3.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     As of June 30, 2002, Orange Avenue Joint Venture and the Partnership and affiliates, as tenants-in-common, each owned and leased one property to operators of fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures at:

                                                                          June 30,                        December 31,
                                                                            2002                              2001
                                                                        --------------                   ---------------
         Land and buildings on operating leases, net                      $ 2,371,650                      $  2,398,707
         Real estate held for sale                                                 --                           630,814
         Cash                                                                   4,847                             3,232
         Receivables                                                              623                             1,539
         Accrued rental income                                                103,630                            92,131
         Other assets                                                              --                               335
         Liabilities                                                            3,507                             3,110
         Partners' capital                                                  2,477,243                         3,123,648


                                                           Quarter Ended June 30,          Six Months Ended June 30,
                                                          2002               2001            2002             2001
                                                       ------------      -------------   --------------  ---------------

         Revenues                                         $ 75,695          $  75,701        $ 151,389       $  151,402
         Expenses                                          (13,798 )          (13,869 )        (28,196 )        (27,980 )
                                                       ------------      -------------   --------------  ---------------
              Income from continuing operations             61,897             61,832          123,193          123,422
                                                       ------------      -------------   --------------  ---------------
         Discontinued operations:
              Revenues                                      25,669             29,294           54,963           58,603
              Expenses                                      (3,181 )           (5,759 )         (9,525 )        (11,777 )
              Gain on disposal of assets                   604,015                 --          604,015               --
                                                       ------------      -------------   --------------  ---------------
                                                           626,503             23,535          649,453           46,826
                                                       ------------      -------------   --------------  ---------------

         Net Income                                      $ 688,400          $  85,367        $ 772,646       $  170,248
                                                       ============      =============   ==============  ===============


     The Partnership recognized income of $348,864 and $47,657 during the six months ended June 30, 2002 and 2001, respectively, of which $325,454 and $23,956 was earned during the quarters ended June 30, 2002 and 2001, respectively, from these joint ventures.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


4.   Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the property held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:

                                                   2002              2001
                                                -------------    --------------

           The Ground Round, Inc.                  $  44,261         $  44,261
           AJZ, Inc.                                  42,387               N/A
           Wendy's Old Fashioned Hamburgers
               of New York, Inc.                      41,056               N/A
           Wen-Atlanta, Inc.                          40,267               N/A
           Golden Corral Corporation                     N/A           132,709
           Wendy's International, Inc.                   N/A            48,093

     In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the property held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:

                                                   2002              2001
                                            -------------    --------------

            Wendy's                            $ 162,926        $  180,321
            The Ground Round                      44,261            44,261
            A.J. Gators                           42,387               N/A
            Golden Corral Family
                Steakhouse Restaurants               N/A           132,709

     The  information  denoted by N/A indicates that for each period  presented,
     the  tenant  or  the  chain  did  not  represent   more  than  10%  of  the
     Partnership's total rental revenues.

     Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than 10% of the Partnership's revenues will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

5.   Related Party Transactions:
     --------------------------

     An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate dispositions fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the six months ended June 30, 2002, the Partnership incurred a deferred, subordinated real estate disposition fee of $32,215 as a result of the sale of a property (see Note 2).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985 to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001, the Partnership owned 11 Properties directly and owned three Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2002, the Partnership owned 10 Properties directly. In addition, the Partnership owned two Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         For the six months ended June 30, 2002 and 2001, the Partnership generated cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $305,102 and $422,560, respectively. The decrease in cash from operating activities for the six months ended June 30, 2002 was primarily a result of changes in income and expenses, as described below.

         Other sources and uses of capital included the following during the six months ended June 30, 2002.

         During the six months ended June 30, 2002, the Partnership sold its Property in Mesquite, Texas to an unrelated third party for $1,073,828 and received net sales proceeds of approximately $1,032,000, resulting in a gain of $348,026. The Partnership distributed the net sales proceeds as a special distribution to the limited partners, as described below. The Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In June 2002, Sand Lake Road Joint Venture, in which the Partnership owned a 50% interest, in accordance with the purchase option under the lease agreement sold its Property to the tenant for $1,231,000, and received net sales proceeds of approximately $1,227,100 resulting in a gain of approximately $604,000. Sand Lake Road Joint Venture was dissolved in accordance with the joint venture agreement. As a result, the Partnership received $613,554 representing its pro-rata share of the liquidation proceeds and recognized a loss of $30,579 on the dissolution. The Partnership intends to use the liquidation proceeds it received to make distributions to the limited partners.

         Currently, rental income from the Partnership's Properties and any net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2002, the Partnership had $1,121,349 invested in such short-term investments, as compared to $414,999 at December 31, 2001. The increase in cash and cash equivalents at June 30, 2002, was primarily the result of the fact that the Partnership received its pro-rata share of the liquidation proceeds from the dissolution of Sand Lake Road Joint Venture, as described above. The funds remaining at June 30, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         Total liabilities of the Partnership, including distributions payable, were $1,039,722 at June 30, 2002, as compared to $402,563 at December 31, 2001, primarily as a result of the Partnership accruing a special distribution of net sales proceeds of $650,000 from the 2002 sale by Sand Lake Road Joint Venture of the Property in Orlando, Florida, payable to the limited partners. The increase was partially offset by a decrease in accounts payable, real estate taxes payable and rents paid in advance and deposits. The general partners believe that the Partnership has sufficient cash on hand to meet current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and for the six months ended June 30, 2002, net proceeds from the sales of the Properties described above, and for the six months ended June 30, 2001, net sales proceeds from the 2000 sale of the Property in Salisbury, Maryland, the Partnership declared distributions to limited partners of $1,888,175 and $1,014,334 for the six months ended June 30, 2002 and 2001, respectively, ($818,777 and $207,167 for the quarters ended June 30, 2002 and 2001, respectively.) This represents distributions of $62.94 and $33.81 per unit for the six months ended June 30, 2002 and 2001, respectively, ($27.29 and $6.91 per unit for the quarters ended June 30, 2002 and 2001, respectively.) The distribution for the six months ended June 30, 2002, included $1,550,000 of net sales proceeds from the 2002 sales of the Properties in Mesquite, Texas, and Orlando, Florida and the distribution for the six months ended June 30, 2001, included $600,000 of net sales proceeds from the 2000 sale of the Property in Salisbury, Maryland. These special distributions during 2002 and 2001, were effectively a return of a portion of the limited partners investment; although, in accordance with the Partnership agreement, $468,077 and $183,820, respectively, were applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $1,081,923 and $416,180, respectively, were treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the Properties, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the six months ended June 30, 2002 and 2001. No distributions were made to the general partners for the six months ended June 30, 2002 and 2001. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $301,824 for the six months ended June 30, 2002, as compared to $372,662, in the comparable period of 2001, of which $145,560 and $186,133 were earned during the quarters ended June 30, 2002 and 2001, respectively. Rental revenue decreased during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, due to the fact that during 2001 the Partnership re-leased the Properties in Virginia Beach, Virginia; Jasper, Alabama and Eunice, Louisiana to three new tenants. Rents under the new leases are lower than rents due under the previous leases; therefore, the Partnership expects that rental revenue in future periods will remain at reduced amounts. However, the general partners do not anticipate that the decrease in rental revenue will have a material adverse affect on the Partnership's financial position or results of operations. In addition, the decrease in rental revenue during the quarter and six months ended June 30, 2002 was partially due to the sale of the Mesquite, Texas Property in February 2002.

         During the six months ended June 30, 2002 and 2001, the Partnership also earned $16,602 and $9,270, respectively, in contingent rental income. The increase in contingent rental income during the six months ended June 30, 2002, was attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         During the six months ended June 30, 2001, the Partnership recognized $55,658 in lease termination income from former tenants as consideration for the Partnership releasing the former tenants from their obligations under the terms of their respective leases.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $6,959 and $20,479, respectively, in interest and other income, $5,748 and $8,459 of which was earned during the quarters ended June 30, 2002 and 2001, respectively. The decrease in interest and other income during the quarter and six months ended June 30, 2002 was primarily due to a decrease in the average cash balance due to the payment of a special distribution to the limited partners during 2001 of $600,000 of net sales proceeds from the sale of the Property in Salisbury, Maryland in 2000.

         During the six months ended June 30, 2002, four lessees, Wen-Atlanta Inc., The Ground Round, Inc., AJZ, Inc., and Wendy's Old Fashioned Hamburgers of New York, Inc. each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and a Property owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these four lessees will continue to contribute more than 10% of the Partnership's total rental revenues. In addition, during the six months ended June 30, 2002, three restaurant chains, Wendy's, The Ground Round, and A.J. Gators each accounted for more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and a Property owned with affiliates as tenants-in-common). It is anticipated that these three restaurant chains will each continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $348,864 and $47,657, respectively, attributable to net income earned by joint ventures, $325,454 and $23,956 of which was earned during the quarters ended June 30, 2002 and 2001, respectively. The increase in net income earned by joint ventures during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was due to the fact that in June 2002, Sand Lake Road Joint Venture, in which the Partnership owned a 50% interest, sold its Property to the tenant in accordance with the purchase option under the lease agreement, as described below.

         Operating expenses, including depreciation and amortization expense, were $159,020 and $182,398 for the six months ended June 30, 2002 and 2001, respectively, $72,512 and $82,853 of which was incurred during the quarters ended June 30, 2002 and 2001, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was primarily due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. Operating expenses were higher during the quarter and six months ended June 30, 2001 due to the fact that the Partnership incurred state taxes related to the 2000 sale of its Property in Salisbury, Maryland. In addition, the decrease in operating expenses during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was partially attributable to the Partnership incurring less depreciation expense during 2002 as the result of the sale of the Property in Mesquite, Texas, as described above.

         As a result of the sale of the Property in Mesquite, Texas, as described above in "Capital Resources," the Partnership recognized a gain of $348,026 during the six months ended June 30, 2002.

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

         In June 2002, Sand Lake Road Joint Venture, in which the Partnership owned a 50% interest, sold its Property to the tenant for $1,231,000 in accordance with the purchase option under the lease agreement and received net sales proceeds of approximately $1,227,100 resulting in a gain of approximately $604,000. The Partnership and the outside joint venture partner dissolved the joint venture in accordance with the joint venture agreement and recorded a loss of $30,579 on the dissolution. The joint venture recognized net rental income (rental revenues less Property related expenses) of $45,438 and $46,826 during the six months ended June 30, 2002 and 2001, respectively, of which $22,488 and $23,535 was earned during the quarters ended June 30, 2002 and 2001, respectively. The Partnership's pro-rata share of these amounts are included as equity in earnings of joint ventures in the accompanying financial statements.


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

                     10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                     (b)     Reports on Form 8-K

                             No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 7th day of August, 2002.


                                     CNL INCOME FUND, LTD.

                                     By: CNL REALTY CORPORATION
                                         General Partner


                                         By:/s/ James M. Seneff, Jr.
                                            ---------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                          By: /s/ Robert A. Bourne
                                              -------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date: August 7, 2002                        /s/ James M. Seneff, Jr.
      ---------------------              -------------------------------------
                                            Name:  James M. Seneff, Jr.
                                            Title:   Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robert A. Bourne, the President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date: August 7, 2002                     /s/ Robert A. Bourne
      ----------------                   -----------------------------------
                                         Name:  Robert A. Bourne
                                         Title:     President and Treasurer

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

              10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)