Form 10-Q
period 2002-09-30
CNL INCOME FUND LTD
filed 2002-11-12
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2002
   --------------------------------------------------------------------------

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




                                                                         Page
Part I.

     Item 1.  Financial Statements:

                  Condensed Balance Sheets                                1

                  Condensed Statements of Income                          2

                  Condensed Statements of Partners' Capital               3

                  Condensed Statements of Cash Flows                      4

                  Notes to Condensed Financial Statements                 5-7

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8-11

     Item 3.  Quantitative and Qualitative Disclosures About
                  Market Risk                                             11

     Item 4.  Controls and Procedures                                     11


Part II.

     Other Information                                                    12-13

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                              September 30,           December 31,
                                                                  2002                    2001
                                                            ------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, net                  $   4,730,155           $   5,580,917
   Investment in joint ventures                                       437,241                 787,721
   Cash and cash equivalents                                          474,139                 414,999
   Receivables                                                             --                  34,841
   Due from related parties                                                --                   1,574
   Accrued rental income                                               49,995                  43,559
   Other assets                                                         2,615                  21,104
                                                            ------------------     -------------------

                                                                $   5,694,145           $   6,884,715
                                                            ==================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                               $     2,794             $     4,840
   Real estate taxes payable                                           18,397                  13,688
   Distributions payable                                              161,342                 207,167
   Due to related parties                                             172,369                 130,278
   Rents paid in advance and deposits                                  48,355                  46,590
                                                            ------------------     -------------------
       Total liabilities                                              403,257                 402,563

   Partners' capital                                                5,290,888               6,482,152
                                                            ------------------     -------------------

                                                                $   5,694,145           $   6,884,715
                                                            ==================     ===================

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                   Quarter Ended                   Nine Months Ended
                                                                   September 30,                     September 30,
                                                               2002              2001             2002            2001
                                                           --------------    -------------   ---------------  --------------
Revenues:
    Rental income from operating leases                       $  145,563        $ 170,813       $   447,387      $  543,475
    Contingent rental income                                      12,345            4,366            28,947          13,636
    Lease termination income                                          --               --                --          55,658
    Interest and other income                                        786            3,253             7,745          23,732
                                                           --------------    -------------   ---------------  --------------
                                                                 158,694          178,432           484,079         636,501
                                                           --------------    -------------   ---------------  --------------

Expenses:
    General operating and administrative                          31,038           22,595           111,768         111,264
    Property expenses                                                297            2,003             4,026           6,345
    State and other taxes                                             --               --             3,652          11,089
    Depreciation and amortization                                 34,716           39,149           105,625         117,447
    Provision for write-down of assets                            79,245               --            79,245              --
                                                           --------------    -------------   ---------------  --------------
                                                                 145,296           63,747           304,316         246,145
                                                           --------------    -------------   ---------------  --------------

Income Before Loss on Dissolution of Joint Venture,
    Gain on Sale of Assets and Equity in Earnings of
    Joint Ventures                                                13,398          114,685           179,763         390,356

Loss on Dissolution of Joint Venture                                  --               --           (30,579 )            --

Gain on Sale of Assets                                                --               --           348,026              --

Equity in Earnings of Joint Ventures                              12,181           23,713           361,045          71,370
                                                           --------------    -------------   ---------------  --------------

Net Income                                                     $  25,579        $ 138,398       $   858,255      $  461,726
                                                           ==============    =============   ===============  ==============

Net Income Per Limited Partner Unit                            $    0.85         $   4.61        $    28.61       $   15.39
                                                           ==============    =============   ===============  ==============

Weighted Average Number of Limited Partner
    Units Outstanding                                             30,000           30,000            30,000          30,000
                                                           ==============    =============   ===============  ==============

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                         Nine Months Ended          Year Ended
                                                           September 30,           December 31,
                                                               2002                    2001
                                                       ----------------------    ------------------
General partners:
    Beginning balance                                         $      340,768          $    340,768
    Net income                                                            --                    --
                                                       ----------------------    ------------------
                                                                     340,768               340,768
                                                       ----------------------    ------------------

Limited partners:
    Beginning balance                                              6,141,384             6,943,735
    Net income                                                       858,255               626,317
    Distributions ($68.31 and $47.62 per
       limited partner unit, respectively)                        (2,049,519 )          (1,428,668 )
                                                       ----------------------    ------------------
                                                                   4,950,120             6,141,384
                                                       ----------------------    ------------------

Total partners' capital                                      $     5,290,888         $   6,482,152
                                                       ======================    ==================

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                                     2002               2001
                                                                                ---------------    ---------------
    Increase (Decrease) in Cash and Cash Equivalents:

        Net Cash Provided by Operating Activities                                  $   476,671         $  666,385
                                                                                ---------------    ---------------

        Cash Flows from Investing Activities:
           Proceeds from sale of assets                                              1,064,259                 --
           Liquidating distribution from joint venture                                 613,554                 --
                                                                                ---------------    ---------------
              Net cash provided by investing activities                              1,677,813                 --
                                                                                ---------------    ---------------

        Cash Flows from Financing Activities:
           Distributions to limited partners                                        (2,095,344 )       (1,228,791 )
                                                                                ---------------    ---------------
              Net cash used in financing activities                                 (2,095,344 )       (1,228,791 )
                                                                                ---------------    ---------------

    Net Increase (Decrease) in Cash and Cash Equivalents                                59,140           (562,406 )

    Cash and Cash Equivalents at Beginning of Period                                   414,999          1,019,821
                                                                                ---------------    ---------------

    Cash and Cash Equivalents at End of Period                                     $   474,139         $  457,415
                                                                                ===============    ===============

    Supplemental Schedule of Non-Cash Investing and
        Financing Activities:

           Deferred real estate disposition fee incurred and
              unpaid at end of period                                               $   32,215            $    --
                                                                                ===============    ===============

           Distributions declared and unpaid at end of
              period                                                               $   161,342         $  207,167
                                                                                ===============    ===============

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


1.   Basis of Presentation:
     ---------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.   Reclassification:
     ----------------

     Certain items in prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income.

3.   Land and Building on Operating Leases:
     -------------------------------------

     During the nine months ended September 30, 2002, the Partnership sold its property in Mesquite, Texas for $1,073,828 and received net sales proceeds of approximately $1,032,000, resulting in a gain of $348,026. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $32,215 (see Note 6). As of December 31, 2001, this property had been identified as held for sale.

4.   Investment in Joint Ventures:
     ----------------------------

     In June 2002, Sand Lake Road Joint Venture, in which the Partnership owned a 50% interest, in accordance with the option under the lease agreement sold its property to the tenant for $1,231,000 and received net sales proceeds of approximately $1,227,100, resulting in a gain of approximately $604,000. The joint venture was dissolved and as a result, the Partnership received $613,554 representing its pro-rata share of the liquidation proceeds. The Partnership recognized a $30,579 loss on the dissolution. The financial results for this property are reflected as Discontinued Operations in the condensed financial information presented below.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


4.   Investment in Joint Ventures - Continued:
     ----------------------------------------

     As of September 30, 2002, Orange Avenue Joint Venture and the Partnership and affiliates, as tenants-in-common, each owned and leased one property to operators of fast-food or family-style restaurants. The following presents the combined, condensed financial information for the joint ventures at:

                                                                     September 30,                   December 31,
                                                                         2002                            2001
                                                                    ----------------                ----------------
         Land and buildings on operating leases,
              net                                                      $  2,358,121                    $  2,398,707
         Real estate held for sale                                               --                         630,814
         Cash                                                                 3,112                           3,232
         Receivables                                                            380                           1,539
         Accrued rental income                                              109,380                          92,131
         Other assets                                                            --                             335
         Liabilities                                                            769                           3,110
         Partners' capital                                                2,470,224                       3,123,648


                                                             Quarter Ended                   Nine Months Ended
                                                             September 30,                     September 30,
                                                         2002             2001            2002            2001
                                                     -------------    --------------  -------------  ---------------

         Revenues                                       $  75,694        $   75,701      $ 227,083       $  227,103
         Expenses                                         (13,779 )         (14,114 )      (41,975 )        (42,094 )
                                                     -------------    --------------  -------------  ---------------
              Income from continuing operations            61,915            61,587        185,108          185,009
                                                     -------------    --------------  -------------  ---------------

         Discontinued operations:
              Revenues                                         --            29,294         54,963           87,897
              Expenses                                         --            (5,998 )       (9,525 )        (17,775 )
              Gain on disposal of assets                       --                --        604,015               --
                                                     -------------    --------------  -------------  ---------------
                                                               --            23,296        649,453           70,122
                                                     -------------    --------------  -------------  ---------------

         Net Income                                     $  61,915        $   84,883      $ 834,561       $  255,131
                                                     =============    ==============  =============  ===============


     The Partnership recognized income of $361,045 and $71,370 during the nine months ended September 30, 2002 and 2001, respectively, of which $12,181 and $23,713 was earned during the quarters ended September 30, 2002 and 2001, respectively, from these joint ventures.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


5.   Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the property held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                    2002             2001
                                                  ------------   ------------

                Wen-Atlanta, Inc.                   $  69,469     $  64,766
                The Ground Round, Inc.                 66,392        66,392
                AJZ, Inc.                              63,581           N/A
                Wendy's Old Fashioned Hamburgers
                    of New York, Inc.                  61,584           N/A
                Golden Corral Corporation                 N/A       152,360
                Wendy's International, Inc.               N/A        67,221

     In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the property held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                2002              2001
                                             -------------    --------------

                Wendy's                         $ 240,017        $  270,369
                The Ground Round                   66,392            66,392
                A.J. Gators                        63,581               N/A
                Golden Corral Family
                    Steakhouse Restaurants            N/A           152,360

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

6.   Related Party Transactions:
     --------------------------

     An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the nine months ended September 30, 2002, the Partnership incurred a deferred, subordinated real estate disposition fee of $32,215 as a result of the sale of a property (see Note
     3).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985 to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 11 Properties directly and owned three Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2002, the Partnership owned 10 Properties directly and owned two Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

        For the nine months ended September 30, 2002 and 2001, the Partnership generated cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) of $476,671 and $666,385, respectively. The decrease in cash from operating activities for the nine months ended September 30, 2002 was primarily a result of changes in income and expenses, as described below.

        Other sources and uses of capital included the following during the nine months ended September 30, 2002.

        During the nine months ended September 30, 2002, the Partnership sold its Property in Mesquite, Texas to an unrelated third party for $1,073,828 and received net sales proceeds of approximately $1,032,000, resulting in a gain of $348,026. The Partnership distributed the net sales proceeds as a special distribution to the limited partners, as described below. The Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

        In June 2002, Sand Lake Road Joint Venture, in which the Partnership owned a 50% interest, in accordance with the purchase option under the lease agreement sold its Property to the tenant for $1,231,000, and received net sales proceeds of approximately $1,227,100 resulting in a gain of approximately $604,000. Sand Lake Road Joint Venture was dissolved in accordance with the joint venture agreement. As a result, the Partnership received $613,554 representing its pro-rata share of the liquidation proceeds and recognized a loss of $30,579 on the dissolution. The Partnership used the liquidation proceeds it received to make distributions to the limited partners.

        Currently, rental income from the Partnership's Properties and any net sales proceeds held by the Partnership are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2002, the Partnership had $474,139 invested in such short-term investments, as compared to $414,999 at December 31, 2001. The funds remaining at September 30, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

Short-Term Liquidity

        The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

        The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

        The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

        Total liabilities of the Partnership, including distributions payable, were $403,257 at September 30, 2002, as compared to $402,563 at December 31, 2001, primarily as a result of an increase in real estate taxes payable and amounts due to related parties partially offset by a lower distribution payable. The general partners believe that the Partnership has sufficient cash on hand to meet current working capital needs.

        The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations and for the nine months ended September 30, 2002, net proceeds from the sales of the Properties described above, and for the nine months ended September 30, 2001, net sales proceeds from the 2000 sale of the Property in Salisbury, Maryland, the Partnership declared distributions to limited partners of $2,049,519 and $1,221,501 for the nine months ended September 30, 2002 and 2001, respectively, ($161,342 and $207,167 for the quarters ended September 30, 2002 and 2001, respectively.) This represents distributions of $68.31 and $40.72 per unit for the nine months ended September 30, 2002 and 2001, respectively, ($5.38 and $6.91 per unit for the quarters ended September 2002 and 2001, respectively.) The distribution for the nine months ended September 30, 2002, included $1,550,000 of net sales proceeds from the 2002 sales of the Properties in Mesquite, Texas, and Orlando, Florida and the distribution for the nine months ended September 30, 2001, included $600,000 of net sales proceeds from the 2000 sale of the Property in Salisbury, Maryland. These special distributions during 2002 and 2001, were effectively a return of a portion of the limited partners investment; although, in accordance with the Partnership agreement, $468,077 and $183,820, respectively, were applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $1,081,923 and $416,180, respectively, were treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the Properties, the Partnership's total revenue was reduced and is expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the nine months ended September 30, 2002 and 2001. No distributions were made to the general partners for the nine months ended September 30, 2002 and 2001. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

        The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

        Total rental revenues were $447,387 for the nine months ended September 30, 2002, as compared to $543,475, in the comparable period of 2001, of which $145,563 and $170,813 were earned during the quarters ended September 30, 2002 and 2001, respectively. Rental revenue decreased during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, because the Partnership re-leased the Properties in Virginia Beach, Virginia; Jasper, Alabama and Eunice, Louisiana to three new tenants and rents under the new leases are lower than rents due under the previous leases. Therefore, the Partnership expects that rental revenue in future periods will remain at reduced amounts. However, the general partners do not anticipate that the decrease in rental revenue will have a material adverse affect on the Partnership's financial position or results of operations. In addition, the decrease in rental revenue during the quarter and nine months ended September 30, 2002 was partially due to the sale of the Mesquite, Texas Property in February 2002.

        During the nine months ended September 30, 2002 and 2001, the Partnership also earned $28,947 and $13,636, respectively, in contingent rental income, $12,345 and $4,366 of which was earned during the quarters ended September 30, 2002 and 2001, respectively. The increase in contingent rental income during the quarter and nine months ended September 30, 2002, was attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

        During  the nine  months  ended  September  30,  2001,  the  Partnership recognized $55,658 in lease termination income from former tenants as consideration for the Partnership releasing the former tenants from their obligations under the terms of their respective leases.

        During  the  nine  months  ended   September  30,  2002  and  2001,  the
Partnership earned $7,745 and $23,732, respectively, in interest and other income, $786 and $3,253 of which was earned during the quarters ended September 30, 2002 and 2001, respectively. The decrease in interest and other income during the quarter and nine months ended September 30, 2002 was primarily due to a decrease in the average cash balance due to the payment of a special distribution to the limited partners during 2001 of $600,000 and due to a decline in interest rates.

        During the nine months ended September 30, 2002, four lessees, Wen-Atlanta Inc., The Ground Round, Inc., AJZ, Inc., and Wendy's Old Fashioned Hamburgers of New York, Inc. each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and a Property owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these four lessees will continue to contribute more than 10% of the Partnership's total rental revenues. In addition, during the nine months ended September 30, 2002, three restaurant chains, Wendy's, The Ground Round, and A.J. Gators each accounted for more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and a Property owned with affiliates as tenants-in-common). It is anticipated that these three restaurant chains will each continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

        During  the  nine  months  ended   September  30,  2002  and  2001,  the
Partnership earned $361,045 and $71,370, respectively, attributable to net income earned by joint ventures, $12,181 and $23,713 of which was earned during the quarters ended September 30, 2002 and 2001, respectively. The increase in net income earned by joint ventures during the nine months ended September 30, 2002, as compared to the same period of 2001, was due to the fact that in June 2002, Sand Lake Road Joint Venture, in which the Partnership owned a 50% interest, sold its Property to the tenant in accordance with the purchase option under the lease agreement.

        Operating expenses, including depreciation and amortization expense, and provision for write-down of assets were $304,316 and $246,145 for the nine months ended September 30, 2002 and 2001, respectively, $145,296 and $63,747 of which was incurred during the quarters ended September 30, 2002 and 2001, respectively. Operating expenses were higher during the quarter and nine months ended September 30, 2002 due to the fact that the Partnership recorded a provision for write-down of assets in the amount of $79,245 in connection with the anticipated sale of its Property in Angleton, Texas. The provision represented the difference between the carrying value of the Property and its fair value at September 30, 2002. Operating expenses were higher during the nine months ended September 30, 2001 due to the fact that the Partnership sold the Property in Maryland and, therefore is no longer incurring state tax expense in this state. The decrease in operating expenses during the nine months ended September 30, 2002, as compared to the same period of 2001, was also attributable to the Partnership incurring less depreciation expense during 2002 as a result of the sale of the Property in Mesquite, Texas, as described above.

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

        During the nine months ended September 30, 2002, Sand Lake Joint Venture identified and sold a Property that met the criteria of this standard. The financial results of this Property are reflected as Discontinued Operations in the condensed joint venture financial information presented in the footnotes to the accompanying financial statements. The tenant exercised its option to purchase the Property under the terms of the lease and the Partnership dissolved the joint venture and received its pro-rata share of the liquidation proceeds.

        As a result of the sale of the Property in Mesquite, Texas, the Partnership recognized a gain of $348,026 during the nine months ended September 30, 2002. This Property was identified as held for sale as of December 31, 2001.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

        The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

        Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                  10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein reference.)

                  99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  (b)     Reports on Form 8-K

                          No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of November, 2002.


                                          CNL INCOME FUND, LTD.

                                          By: CNL REALTY CORPORATION
                                              General Partner


                                              By:/s/ James M. Seneff, Jr.
                                                 ----------------------------
                                                 JAMES M. SENEFF, JR.
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                              By: /s/ Robert A. Bourne
                                                  ---------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund, Ltd. (the "registrant"), certify that:

         1. I have reviewed this quarterly report on Form 10-Q of the registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                 a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                 c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                 a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 b.   any  fraud,   whether  or  not  material,   that  involves
                      management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 8, 2002


/s/ James M. Seneff, Jr.
---------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund, Ltd. (the "registrant") certify that:

        1. I have reviewed this quarterly report on Form 10-Q of the registrant;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 8, 2002


/s/ Robert A. Bourne
-------------------------
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX


Exhibit Number

         (c)  Exhibits

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

              10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit
                      10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein reference.)

              99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

              99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2