Form 10-K
period 2002-12-31
CNL INCOME FUND LTD
filed 2003-03-28
CIK 788338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2):Yes___ No X

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of selected national and regional fast-food restaurant chains (the
"Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $13,284,970, and were used to acquire 20 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer. As of December 31, 1999, the Partnership owned 13 Properties directly and owned three Properties indirectly through joint venture or tenancy in common arrangements. During 2000, the Partnership sold its Property in Merritt Island, Florida to a third party and distributed the sales proceeds as a special distribution to the Limited Partners. In addition, during 2000, the Partnership sold its Property in Salisbury, Maryland to a third party and during 2001 distributed the majority of the net sales proceeds as a special distribution to the Limited Partners and used the remaining net sales proceeds to pay Partnership liabilities. During 2002, the Partnership sold its Property in Mesquite, Texas to a third party and distributed the net sales proceeds as a special distribution to the Limited Partners. In addition, during 2002, the Partnership and the joint venture partner liquidated Sand Lake Joint Venture and the Partnership received its pro rata share of the liquidation proceeds from the joint venture. As of December 31, 2002, the Partnership owned 10 Properties directly and held interests in one Property owned by a joint venture in which the Partnership is a co-venturer and one Property owned with affiliates of the General Partners as tenants-in-common. In January 2003, the Partnership sold its Property in Angleton, Texas to the tenant. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to repurchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial lease terms, ranging from 10 to 20 years (the average being 15 years), and expire between 2004 and 2018. Generally, the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $16,000 to $222,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of six of the Partnership's 12 Properties also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised. Additionally, certain leases provide the lessees the option to purchase up to a 49% joint venture interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above multiplied by the percentage interest in the Property with respect to which the option is being exercised.

         The leases provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

Major Tenants

         During 2002, AJZ, Inc., Wen-Atlanta, Inc., Wendy's Old Fashioned Hamburgers of New York, Inc. and The Ground Round, Inc. each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of the rental revenues from Properties owned by joint ventures and the Property owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2002, AJZ, Inc., Wen-Atlanta, Inc., Wendy's Old Fashioned Hamburgers of New York, Inc. and The Ground Round, Inc. were each the lessee under a lease relating to one restaurant. It is anticipated that based on the minimum rental payments required by the leases, these four lessees will each continue to contribute 10% or more of the Partnership's total rental revenues in 2003. In addition, three Restaurant Chains, A.J. Gators Restaurants, Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), and The Ground Round each accounted for more than 10% of the Partnership's total rental revenues in 2002 (including the Partnership's share of the rental revenues from Properties owned by joint ventures and the Property owned with affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that each of these Restaurant Chains will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or groups of affiliated tenants lease Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2002:


                 Entity Name             Year      Ownership               Partners                   Property
        Orange Avenue Joint Venture      1986       50.00 %     Various Third Party Partners     Orlando, FL

        CNL  Income  Fund,  Ltd.,  CNL   1997       12.17 %     CNL Income  Fund II,  Ltd.       Vancouver, WA
             Income  Fund  II,   Ltd.,                          CNL Income Fund V, Ltd.
             CNL Income  Fund V, Ltd.,                          CNL Income Fund VI, Ltd.
             and CNL  Income  Fund VI,
             Ltd., Tenants in Common

         Each joint venture or tenancy in common was formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the business entity. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the business entity.

         The joint venture has an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its joint venture or tenancy in common interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         In June 2002, Sand Lake Road Joint Venture, in which the Partnership owned a 50% interest, sold its Property to the tenant and received net sales proceeds of approximately $1,227,100 resulting in a gain of approximately $604,000 to the joint venture. The Partnership and the joint venture partner liquidated Sand Lake Road Joint Venture and the Partnership received its pro rata share of the liquidation proceeds from the joint venture.

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

Certain Management Services

         RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.), an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. CNL APF Partners, LP assigned its rights in, and its obligations under, the management agreement with the Partnership to RAI Restaurants, Inc. ("Advisor") effective January 1, 2002. All of the terms and conditions of the management agreement, including the payment of fees, remained unchanged. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay the Advisor an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services. Under the property management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, cumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2.  Properties

         As of December 31, 2002, the Partnership owned 12 Properties. Of the 12 Properties, 10 are owned by the Partnership in fee simple, one is owned through a joint venture arrangement and one is owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its Partnership Agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 16,200 to 58,500 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, either directly or indirectly, as of December 31, 2002 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.

               State                                Number of Properties

               Alabama                                         1
               Arizona                                         2
               Florida                                         1
               Georgia                                         1
               Louisiana                                       1
               Oklahoma                                        1
               Pennsylvania                                    1
               Texas                                           2
               Virginia                                        1
               Washington                                      1
                                                         --------------
               TOTAL PROPERTIES                               12
                                                         ==============

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,900 to 7,400 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2002, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 19, 31.5, and 39 years for federal income tax purposes.

         As of December 31, 2002, the aggregate cost of the Properties owned, either directly or indirectly, by the Partnership and joint ventures (including the Property owned through a tenancy in common arrangement) for federal income tax purposes was $6,508,481 and $2,705,664, respectively.

         The following table lists the Properties owned by the Partnership, either directly or indirectly, as of December 31, 2002 by Restaurant Chain.

                Properties                             Number of Properties

                Chevy's Fresh Mex                                1
                Ground Round                                     1
                Pizza Hut                                        2
                Wendy's                                          4
                Other                                            4
                                                         --------------
                TOTAL PROPERTIES                               12
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

         As of December 31, 2002, 2001, 2000, 1999, and 1998 the Properties were 100% occupied. The following is a schedule of the average annual rent per Property for each of the years ended December 31:

                                   2002              2001                2000              1999               1998
                               -------------     --------------     ---------------    --------------     -------------
Rental Revenues (1)               $ 731,860          $ 871,579         $ 1,047,257       $ 1,126,114       $ 1,154,410
Properties                               12                 14                  14                16                17
Average Rent per
     Property                     $  60,988          $  62,256           $  74,804         $  70,382         $  67,906


(1) Rental revenues include the Partnership's share of rental revenues from the Properties owned indirectly through joint venture and a tenancy in common arrangement.

         The following is a schedule of lease expirations for leases in place as of December 31, 2002 for each year for the next ten years and thereafter.

                                                                             Percentage of
             Expiration               Number          Annual Rental          Gross Annual
               Year                 of Leases          Revenues              Rental Income
             -----------------    ----------------  ------------------  --------------------------
              2003                       --                 $     --               --
              2004                       --                       --               --
              2005                       --                       --
              2006                        3                  191,069              30.47%
              2007                        1                   15,960               2.55%
              2008                       --                       --               --
              2009                       --                       --               --
              2010                        1                   56,644               9.04%
              2011                        3                  175,025              27.90%
              2012                        1                   47,119               7.51%
              Thereafter                  2                  141,323              22.53%
                                  ----------       ------------------        ----------------
              Totals(1)                  11              $   627,140             100.00%
                                  ==========       ==================        ================

(1)      Excludes one Property that was sold in January 2003.

Leases with Major Tenants

         The terms of the leases with the Partnership's major tenants as of December 31, 2002 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         AJZ, Inc. leases one A.J. Gators restaurant. The initial term of the lease is 10 years (expiring in 2011) and the minimum base annual rent is approximately $78,900.

         Wen-Atlanta, Inc. leases one Wendy's restaurant. The initial term of the lease is 20 years (expiring in 2006) and the minimum base annual rent is approximately $80,500.

         Wendy's Old Fashioned Hamburgers of New York, Inc. leases one Wendy's restaurant. The initial term of the lease is 17 years (expiring in 2006) and the minimum base annual rent is approximately $82,000.

         The Ground Round, Inc. leases one Ground Round restaurant. The initial term of the lease is 20 years (expiring in 2017) and the minimum base annual rent is approximately $88,500.


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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 10, 2003, there were 1,052 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2002, Limited Partners who wished to sell their Units could have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), could have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From January 1997 through April 1998, due primarily to sales of Properties in prior years, the price paid for any Unit transferred pursuant to the Plan was $422 per Unit. Effective with the date of sale of the Property in Kissimmee, Florida, the price paid for any Unit transferred pursuant to the Plan ranged from $292 to $410. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2002 and 2001 other than pursuant to the Plan, net of commissions.

                                             2002 (1)                             2001 (1)
                                  --------------------------------    ---------------------------------
                                   High       Low        Average       High        Low        Average
                                  -------    -------    ----------    -------     -------    ----------
         First Quarter            $232         $175          $195       $195        $195         $ 195
         Second Quarter              (2)        (2)           (2)        251         206           248
         Third Quarter               209        209           209        (2)         (2)           (2)
         Fourth Quarter              (2)        (2)           (2)        (2)         (2)           (2)

(1) A total of 160 and 187 Units were transferred other than pursuant to the Plan for the years ended December 31, 2002 and 2001, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 2002 and 2001, the Partnership declared cash distributions of $2,210,861 and $1,428,668 respectively, to the Limited Partners. Distributions during the year ended December 31, 2002 included $1,550,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the Property in Mesquite, Texas and the liquidation proceeds from Sand Lake Joint Venture. Distributions during the year ended December 31, 2001 included $600,000 in a special distribution, as a result of the distribution of net sales proceeds from the 2000 sale of the Property in Salisbury, Maryland. These special distributions in 2002 and 2001, were effectively a return of a portion of the Limited Partners' investment; although, in accordance with the Partnership agreement, $468,077 and $183,820, respectively, were applied towards the 10% Preferred Return, on a cumulative basis, and the balances of $1,081,923 and $416,180, respectively, were treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the returns of capital and the returns of capital in prior years, the amount of the Limited Partners' invested capital contributions (which generally is the Limited Partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of these Properties, the Partnership's total revenues were reduced during 2002 and 2001 and are expected to remain reduced in subsequent years, while the majority of the Partnership's operating expenses remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarters ended March 31, 2002 and 2001. No distributions have been made to the General Partners to date.

         As indicated in the chart below, distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

         Quarter Ended               2002                  2001
      --------------------       --------------       ---------------

      March 31                      $1,069,399             $ 807,167
      June 30                          818,778               207,167
      September 30                     161,342               207,167
      December 31                      161,342               207,167

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

(b)      Not applicable.

Item 6.  Selected Financial Data

Year Ended December 31:                      2002           2001           2000          1999           1998
                                         ------------- --------------- -------------- ------------  -------------
Continuing Operations (4):
   Revenues                                $  618,515     $   810,506     $  974,759  $ 1,041,283    $ 1,030,752
   Equity in earnings of joint ventures       373,110          95,251         95,658       95,251         95,252
   Income from continuing operations (1)    1,033,418         610,682      1,094,167    1,055,136        986,100

Discontinued Operations (4):
   Revenues                                    34,085          30,615         33,600       33,118         27,820
   Income (loss) from discontinued
      operations (3)                          (58,246 )        15,635         18,352       20,635         15,337

     Net income                               975,172         626,317      1,112,519    1,075,771      1,001,437

Net income (loss) per Unit:
     Continuing operations                  $   34.45      $    20.36     $    36.47    $   35.17      $   32.87
     Discontinued operations                    (1.94 )          0.52           0.61         0.69           0.51
                                         ------------- --------------- -------------- ------------  -------------
         Total                              $   32.51      $    20.88     $    37.08    $   35.86      $   33.38
                                         ============= =============== ============== ============  =============

     Cash distributions declared (2):     $ 2,210,861    $  1,428,668   $  2,162,878  $ 1,067,928    $ 1,703,468

     Cash distributions declared per
         unit (2)                               73.70           47.62          72.10        35.60          56.78

At December 31:
    Total assets                          $ 5,631,651    $  6,884,715     $7,672,948  $ 8,825,685    $ 8,760,926
    Total partners' capital                 5,246,463       6,482,152      7,284,503    8,334,862      8,327,019

(1) Income from continuing operations for the years ended December 31, 2002, 2000, 1999 and 1998 includes $348,026, $306,715, $315,649, and
         $235,804, respectively, from gains on sale of real estate properties.

(2) Distributions for the years ended December 31, 2002, 2001, 2000 and 1998 include $1,550,000, $600,000, $1,200,000 and $586,300, respectively, as a result of the distribution of a portion of the net sales proceeds from the sales of Properties.

(3) Income from discontinued operations for the year ended December 31, 2002 includes a provision for write-down of assets of $79,245.

(4) Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on net income. The results of operations relating to Properties that were either disposed for were classified as held for sale as of December 31, 2002 are reported as discontinued operations. The results of operations relating to Properties that were identified for sale of December 31, 2001 but sold subsequently are reported as continuing operations.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on November 26, 1985, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $16,000 to $222,800. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         As of December 31, 2001 and 2000, the Partnership owned 11 Properties directly and owned three Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2002, the Partnership owned 10 Properties directly and owned two Properties indirectly through joint venture or tenancy in common arrangements.


Capital Resources

         For the years ended December 31, 2002, 2001, and 2000, the Partnership generated cash from operating activities of $583,258, $831,136 and $881,410, respectively. The decrease in cash from operating activities during 2002 and 2001 each as compared to the previous year, was primarily a result of changes in income and expenses.

         Other sources and uses of cash included the following during the years ended December 31, 2002, 2001, and 2000.

         In September and November 2000, the Partnership sold its Properties in Merritt Island, Florida and Salisbury, Maryland, and received net sales proceeds totaling approximately $1,305,600, resulting in a total gain of $306,715. Also, in connection with the sale of the Property in Salisbury, Maryland, the Partnership received $35,863 from the former tenant as consideration for the Partnership releasing the tenant from its obligation under the terms of the lease. In connection with the sales, the Partnership incurred deferred, real estate disposition fees of $39,345. Payment of the real estate disposition fees are subordinated to receipt by the Limited Partners of their 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed a portion of the net sales proceeds received as a special distribution to the Limited Partners and used the remaining net sales proceeds to pay Partnership liabilities, including quarterly distributions.

         During 2000, the Partnership entered into a promissory note with the corporate General Partner for a loan in the amount of $70,000 in connection with the operations of the Partnership. The note was uncollateralized, non-interest bearing and due on demand. As of December 31, 2000, the Partnership had repaid the loan in full to the corporate General Partner. No such promissory notes were entered into during 2002 and 2001.

         During 2002, the Partnership sold its Property in Mesquite, Texas to a third party and received net sales proceeds of approximately $1,032,000, resulting in a gain of $348,026. The Partnership distributed the net sales proceeds as a special distribution to the Limited Partners, as described below.

         In June 2002, Sand Lake Road Joint Venture, in which the Partnership owned a 50% interest, in accordance with the purchase option under the lease agreement, sold its Property to the tenant and received net sales proceeds of approximately $1,227,100 resulting in a gain of approximately $604,000. Sand Lake Road Joint Venture was dissolved in accordance with the joint venture agreement. As a result, the Partnership received $613,554 representing its pro-rata share of the liquidation proceeds and recognized a loss of $30,579 on the dissolution. The Partnership used the liquidation proceeds received to make distributions to the Limited Partners.

         None of the Properties owned by the Partnership, or the joint ventures and tenancy in common arrangements in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowings from the General Partners, however, the Partnership may borrow, at the discretion of the General Partners, for the purpose of maintaining the operations of the Partnership. The Partnership will not encumber any of the Properties in connection with any borrowings or advances. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership also will not borrow under circumstances which would make the Limited Partners liable to creditors of the Partnership. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At December 31, 2002, the Partnership had $419,385 invested in such short-term investments as compared to $414,999 at December 31, 2001. As of December 31, 2002, the average interest rate earned by the Partnership on rental income deposited in demand deposit accounts at commercial banks was approximately one percent annually. The funds remaining at December 31, 2002 after payment of distributions and other liabilities will be used to meet the Partnership's working capital needs.

         In November 2002, the Partnership entered into an agreement with the tenant to sell its Property in Angleton, Texas. In January 2003, the Partnership sold the Property and received net sales proceeds of approximately $288,900 resulting in a loss of approximately $1,400 which will be recognized in the first quarter of 2003. The Partnership intends to use the proceeds received from the sale for distributions to the Limited Partners and to pay Partnership liabilities.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and generally leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate net cash flow in excess of operating expenses.

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

         The Partnership generally distributes cash from operating activities remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operating activities, and for 2002, 2001 and 2000 proceeds from the sale of Properties as described above, the Partnership declared distributions to Limited Partners of $2,210,861, $1,428,668, and $2,162,878, for 2002, 2001 and 2000,
respectively. This represents distributions of $73.70, $47.62, and $72.10, per Unit for the years ended December 31, 2002, 2001 and 2000, respectively. The distribution to the Limited Partners for 2000 was also based on a loan received from the General Partners of $70,000 which was subsequently repaid, as described above. Distributions during 2002, 2001 and 2000 included $1,550,000, $600,000 and $1,200,000, respectively, of net sales proceeds from the sale of the Properties in Mesquite, Texas, Salisbury, Maryland, Merritt Island, Florida, and Kent Island, Maryland. These special distributions were effectively a return of a portion of the Limited Partners investment; although, in accordance with the Partnership Agreement, $468,077, $183,820, and $509,695, respectively, was applied towards the 10% Preferred Return, on a cumulative basis, and the balances of $1,081,923, $416,180 and $690,305, respectively, were treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the sales of these Properties, the Partnership's total revenues were reduced during 2002, 2001, and 2000 and are expected to remain reduced in subsequent years, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarters ended September 30, 2000 and March 31, 2001 and 2002. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2002, 2001 and 2000.

         As of December 31, 2002, 2001, and 2000, the Partnership owed $7,846, $3,783, and $2,484, respectively, to affiliates for operating expenses and accounting and administrative services. As of March 15, 2003, the Partnership had reimbursed the affiliates for these amounts. In addition, as of December 31, 2002, the Partnership owed affiliates $158,710 in real estate disposition fees as a result of services rendered in connection with the sales of one Property in 2002 and five Properties in previous years. The payment of such fees is deferred until the Limited Partners have received the sum of their cumulative 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, decreased to $218,632 at December 31, 2002, from $272,285 at December 31, 2001. The decrease was primarily the result of a decrease in distributions payable at December 31, 2002. The decrease was partially offset by an increase in amounts due to related parties at December 31, 2002. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities periodically for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         When the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Total rental revenues were $562,331 for the year ended December 31, 2002 as compared to $679,428 for the same period of 2001. Rental revenues were lower because during 2001 the Partnership re-leased the Properties in Virginia Beach, Virginia; Jasper, Alabama and Eunice, Louisiana to three new tenants and rents under the new leases are lower than rents due under the previous leases. Therefore, the Partnership expects that rental revenue in future periods will remain at reduced amounts. However, the General Partners do not anticipate that the decrease in rental revenue will have a material adverse affect on the Partnership's financial position or results of operations. In addition, the decrease in rental revenue during 2002 was partially due to the sale of the Mesquite, Texas Property in February 2002.

         The Partnership also earned $49,919 in contingent rental income for the year ended December 31, 2002 as compared to $44,692 for the same period of 2001. The increase in contingent rental income during 2002 was attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         For the years ended December 31, 2002 and 2001, the Partnership earned $373,110 and $95,251, respectively, attributable to net income earned by the joint ventures and one Property owned indirectly with affiliates of the General Partners. The increase in net income in 2002 as compared to 2001 was attributable to the fact that in June 2002, Sand Lake Road Joint Venture, in which the Partnership owned a 50% interest, sold its Property to the tenant and received net sales proceeds of $1,227,100, resulting in a gain of approximately $604,000. The Partnership dissolved the joint venture in accordance with the joint venture agreement and recorded an approximate $30,600 loss on the dissolution. The Partnership received $613,554 representing its pro rata share of the liquidation proceeds from the joint venture.

         During 2002, AJZ, Inc., Wen-Atlanta, Inc., Wendy's Old Fashioned Hamburgers of New York, Inc. and The Ground Round, Inc. each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of the rental revenues from Properties owned by joint ventures and the Property owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2002, AJZ, Inc., Wen-Atlanta, Inc., Wendy's Old Fashioned Hamburgers of New York, Inc. and The Ground Round, Inc. were each the lessee under a lease relating to one restaurant. It is anticipated that based on the minimum rental payments required by the leases, these four lessees will each continue to contribute 10% or more of the Partnership's total rental revenues in 2003. In addition, three Restaurant Chains, A.J. Gators Restaurants, Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), and The Ground Round each accounted for more than 10% of the Partnership's total rental revenues in 2002 (including the Partnership's share of the rental revenues from Properties owned by joint ventures and the Property owned with affiliates of the General Partners as tenants-in-common). In 2003, it is anticipated that each of these Restaurant Chains will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or groups of affiliated tenants lease Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

         During the years ended December 31, 2002 and 2001, the Partnership also earned $6,265 and $25,628 respectively, in interest and other income. The decrease in interest and other income during 2002, as compared to the same period of 2001, was primarily attributable to a decrease in the average cash balance due to the payment of a special distribution of $1,550,000 to the limited partners, during 2002 and due to a decline in interest rates.

         Operating expenses, including depreciation and amortization expense, were $275,654 and $295,075 for the years ended December 31, 2002 and 2001, respectively. The decrease in operating expenses during 2002 was primarily due to a decrease in depreciation expense as the result of the sale of the Property in Mesquite, Texas.

         As a result of the sale of the Property in Mesquite, Texas, during 2002, the Partnership recognized a gain of $348,026. As of December 31, 2001, this Property had been identified as held for sale. No Properties were sold during 2001.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its estimated fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         As of December 31, 2002, the Partnership identified a Property that met the criteria of this standard. In November 2002, the Partnership entered into an agreement with the tenant to sell the Property in Angleton, Texas. During 2002, the Partnership recorded a provision for write-down of assets in the amount of $79,245. The provision represented the difference between the carrying value of the Property and its estimated fair value. The financial results of this Property were classified as Discontinued Operations in the accompanying financial statements. In addition, during 2002, Sand Lake Joint Venture identified and sold its Property that also met the criteria of this standard. The joint venture recognized a gain of approximately $604,000 from the sale of its Property during 2002. The joint venture was dissolved and the Partnership received its pro rata share of the liquidation proceeds which were used to pay a special distribution to the Limited Partners. The financial results of this Property were classified as Discontinued Operations in the condensed joint venture financial information presented in the footnotes to the accompanying financial statements.

Comparison of year ended December 31, 2001 to year ended December 31, 2000

         Total rental revenues were $679,428 for the year ended December 31, 2001 as compared to $842,358 for the same period of 2000. Rental revenues were lower because during 2001 the Partnership re-leased three Properties to three new tenants and rents under the new leases are lower than rents due under the previous leases, as described above. In addition, the Partnership sold two Properties in 2000.

         The Partnership also earned $44,692 in contingent rental income for the year ended December 31, 2001 as compared to $54,453 for the same period of 2000. The decrease in contingent rental income during 2001 was due to of the sale of Properties during 2000.

         During the years ended December 31, 2001 and 2000, the Partnership recognized $60,758, and $35,863, respectively, in lease termination income from former tenants as consideration for the Partnership releasing the former tenants from their obligations under the terms of their respective leases.

         During the years ended December 31, 2001 and 2000, the Partnership also earned $25,628 and $42,085 respectively, in interest and other income. The decrease in interest and other income during 2001, as compared to the same period of 2000, was primarily attributable to reduced cash balances due to the payment of a special distribution of $600,000 during 2001.

         Operating expenses, including depreciation and amortization expense, were $295,075 and $282,965 for the years ended December 31, 2001 and 2000, respectively. The increase in operating expenses during 2001, as compared to 2000, was primarily attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The increase in operating expenses during 2001 was partially offset by a decrease in depreciation expense as a result of the 2000 sales of the Properties in Merritt Island, Florida and Salisbury, Maryland and the 1999 sale of the Property in Kent Island, Maryland. During 2000, the Partnership incurred $15,558 of transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating a proposed merger with APF. The merger negotiations were terminated in March 2000.

         The restaurant industry has been relatively resilient during this volatile time with steady performance during 2002. However, the industry remains in a state of cautious optimism. Restaurant operators expect their business to be better in 2003, according to a nationwide survey conducted by the National Restaurant Association, but are concerned by the budget deficits being experienced by many states and the potential of new taxes on the industry to alleviate the situation.

         The Partnership's leases as of December 31, 2002, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the General Partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                  Page

Report of Independent Certified Public Accountants                 16

Financial Statements:

     Balance Sheets                                                17

     Statements of Income                                          18

     Statements of Partners' Capital                               19

     Statements of Cash Flows                                   20-21

     Notes to Financial Statements                              22-33

               Report of Independent Certified Public Accountants




To the Partners
CNL Income Fund, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund, Ltd. (a Florida limited partnership) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership   adopted  Statement  of  Financial   Accounting  Standard  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."



/s/ PricewaterhouseCoopers LLP



Orlando, Florida
January 31, 2003

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                        December 31,
                                                                               2002                     2001
                                                                         ------------------       ------------------
                            ASSETS

   Real estate properties with operating leases                              $   4,408,184            $   5,199,438
   Real estate held for sale                                                       290,280                  382,094
   Investment in joint ventures                                                    435,495                  787,721
   Cash and cash equivalents                                                       419,385                  414,999
   Receivables                                                                      19,656                   36,415
   Accrued rental income                                                            54,479                   42,944
   Other assets                                                                      4,172                   21,104
                                                                         ------------------       ------------------

                                                                             $   5,631,651            $   6,884,715
                                                                         ==================       ==================

              LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $      831              $     4,840
   Real estate taxes payable                                                        13,433                   13,688
   Distributions payable                                                           161,343                  207,167
   Due to related parties                                                          166,556                  130,278
   Rents paid in advance and deposits                                               43,025                   46,590
                                                                         ------------------       ------------------
            Total liabilities                                                      385,188                  402,563

   Commitment (Note 10)

   Partners' capital                                                             5,246,463                6,482,152
                                                                         ------------------       ------------------

                                                                             $   5,631,651            $   6,884,715
                                                                         ==================       ==================

                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                Year Ended December 31,
                                                                      2002               2001              2000
                                                                 ----------------   ---------------   ----------------
 Revenues:
      Rental income from operating leases                            $   562,331       $   679,428        $   842,358
      Contingent rental income                                            49,919            44,692             54,453
      Lease termination income                                                --            60,758             35,863
      Interest and other income                                            6,265            25,628             42,085
                                                                 ----------------   ---------------   ----------------
                                                                         618,515           810,506            974,759
                                                                 ----------------   ---------------   ----------------
 Expenses:
      General operating and administrative                               136,719           131,641             95,277
      Property expenses                                                    9,832            10,729                 --
      State and other taxes                                                3,743            11,089              8,600
      Depreciation and amortization                                      125,360           141,616            163,530
      Transaction costs                                                       --                --             15,558
                                                                 ----------------   ---------------   ----------------
                                                                         275,654           295,075            282,965
                                                                 ----------------   ---------------   ----------------

 Income Before Gain on Sale of Real Estate Properties,
    Equity in Earnings of Joint Ventures and Loss on
    Dissolution of Joint Venture                                         342,861           515,431            691,794

 Gain on Sale of Real Estate Properties                                  348,026                --            306,715

 Equity in Earnings of Joint Ventures                                    373,110            95,251             95,658

 Loss on Dissolution of Joint Venture                                    (30,579  )             --                 --
                                                                 ----------------   ---------------   ----------------

 Income from Continuing Operations                                     1,033,418           610,682          1,094,167
                                                                 ----------------   ---------------   ----------------

 Discontinued Operations (Note 6):
      Income (Loss) from discontinued operations                         (58,246  )         15,635             18,352
                                                                 ----------------   ---------------   ----------------

 Net Income                                                          $   975,172       $   626,317       $  1,112,519
                                                                 ================   ===============   ================

 Income (Loss) Per Limited Partner Unit
      Continuing operations                                           $    34.45        $    20.36         $    36.47
      Discontinued operations                                              (1.94  )           0.52               0.61
                                                                 ----------------   ---------------   ----------------

                                                                      $    32.51        $    20.88         $    37.08
                                                                 ================   ===============   ================

 Weighted Average Number of
      Limited Partner Units Outstanding                                   30,000            30,000             30,000
                                                                 ================   ===============   ================

                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2002, 2001, and 2000


                                          General Partners                           Limited Partners
                                 -----------------------------   -----------------------------------------------------------
                                                   Accumulated                                    Accumulated    Syndication
                                 Contributions       Earnings    Contributions   Distributions    Earnings         Costs
                                ----------------  ------------   -------------   -------------    ------------   -----------
Balance, December 31, 1999       $    193,400     $   147,368   $  12,944,586   $ (18,360,303 )  $  15,072,951   $ (1,663,140 )

    Distributions to limited
       partners ($72.10 per
       limited partner unit)               --              --        (690,305 )    (1,472,573 )             --             --
    Net income                             --              --              --              --        1,112,519             --
                                --------------   -------------  --------------  --------------   --------------  -------------

Balance, December 31, 2000            193,400         147,368      12,254,281     (19,832,876 )     16,185,470     (1,663,140 )

    Distributions to limited
       partners ($47.62 per
       limited partner unit)               --              --        (416,180 )    (1,012,488 )             --             --
    Net income                             --              --              --              --          626,317             --
                                --------------   -------------  --------------  --------------   --------------  -------------

Balance, December 31, 2001            193,400         147,368      11,838,101     (20,845,364 )     16,811,787     (1,663,140 )

    Distributions to limited
       partners ($73.70 per
       limited partner unit)               --              --      (1,081,923 )    (1,128,938 )             --             --
    Net income                             --              --              --              --          975,172             --
                                --------------   -------------  --------------  --------------   --------------  -------------

Balance, December 31, 2002       $    193,400     $   147,368   $  10,756,178   $ (21,974,302 )   $ 17,786,959    $(1,663,140 )
                                ==============   =============  ==============  ==============   ==============  =============





   Total
-------------

   $8,334,862



   (2,162,878 )
    1,112,519
--------------

    7,284,503



   (1,428,668 )
      626,317
--------------

    6,482,152



   (2,210,861 )
      975,172
--------------

   $5,246,463
==============

                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                              Years Ended December 31,
                                                                      2002               2001              2000
                                                                 ---------------    ---------------    --------------
Increase (Decrease) in Cash and Cash Equivalents:

Cash Flows from Operating Activities:
      Net Income                                                 $      975,172         $  626,317       $ 1,112,519
                                                                   ---------------    ---------------    --------------
Adjustments to reconcile net income to net cash provided
    by operating activities:
         Depreciation                                                   137,107            154,096           176,010
         Amortization                                                       208              2,500             2,500
         Equity in earnings of joint
             ventures, net of distributions                            (291,907 )           17,136            18,136
         Gain on sale of assets                                        (348,026 )               --          (306,715 )
         Provision for write-down of assets                              79,245                 --                --
         Loss on dissolution of joint venture                            30,579                 --                --
         Decrease (increase) in receivables                              15,200              8,927           (26,574 )
         Increase in due from related parties                             1,559                 --                --
         Increase in accrued rental income                              (10,920 )           (5,688 )          (4,171 )
         Decrease (increase) in other assets                             (1,193 )            6,440            (1,097 )
         (Increase) decrease in accounts
             payable and escrowed real
             estate taxes payable                                        (4,264 )            4,582           (58,975 )
         (Increase) decrease in due to related parties                    4,063              1,299           (33,843 )
         Increase (decrease) in rents paid in
             advance and deposits                                        (3,565 )           15,527             3,620
                                                                 ---------------    ---------------    --------------
                Total adjustments                                      (391,914 )          204,819          (231,109 )
                                                                 ---------------    ---------------    --------------

Net Cash Provided by Operating Activities                               583,258            831,136           881,410

Cash Flows from Investing Activities:
      Proceeds from sale of real estate properties                    1,064,259                 --         1,305,640
      Liquidating distribution from joint venture                       613,554                 --                --
                                                                 ---------------    ---------------    --------------
         Net cash provided by investing activities                    1,677,813                 --         1,305,640

Cash Flows from Financing Activities:
      Proceeds from loan from corporate general
         partner                                                             --                 --            70,000
      Repayment of loan from corporate general
         partner                                                             --                 --           (70,000 )
      Distributions to limited partners                              (2,256,685 )       (1,435,958 )      (2,215,403 )
                                                                 ---------------    ---------------    --------------
         Net cash used in financing activities                       (2,256,685 )       (1,435,958 )      (2,215,403 )
                                                                 ---------------    ---------------    --------------

Net Increase (Decrease) in Cash and Cash Equivalents                      4,386           (604,822 )         (28,353 )

Cash and Cash Equivalents at Beginning of Year                          414,999          1,019,821         1,048,174
                                                                 ---------------    ---------------    --------------

Cash and Cash Equivalents at End of Year                             $  419,385         $  414,999       $ 1,019,821
                                                                 ===============    ===============    ==============

                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                              Years Ended December 31,
                                                                      2002               2001              2000
                                                                 ---------------    ---------------    --------------

Supplemental Schedule of Non-Cash
      Investing and Financing Activities:

         Deferred real estate disposition fee
             incurred and unpaid at end of year                      $   32,215            $    --        $   39,345
                                                                 ===============    ===============    ==============

         Distributions declared and unpaid at
             December 31                                             $  161,343         $  207,167        $  214,457
                                                                 ===============    ===============    ==============

                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


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

         Real Estate and Lease Accounting - The Partnership records the acquisitions of real estate properties at cost, including acquisition and closing costs. Real estate properties are generally leased to third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 2002, 2001 and 2000 tenants paid directly to real estate taxing authorities approximately $75,600, $73,900 and $72,000 in real estate taxes in accordance with the terms of their triple net leases with the Partnership.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The Partnership defers recognition of the contingent rental revenues until the defined thresholds are met. Leases are accounted for using the operating method. Under the operating method, property leases are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.

         Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         The leases are for 10 to 20 years and provide for minimum and contingent rentals. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

         When  the  properties  are  sold,  the  related  cost  and  accumulated depreciation plus any accrued rental income, are removed from the accounts and gains or losses from sales reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their estimated fair value.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision is made to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and the allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership's investments in Orange Avenue Joint Venture and the property in Vancouver, Washington, which is held as tenants-in-common with affiliates of the General Partners are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Lease Costs - Other assets include lease incentive costs and brokerage and legal fees associated with negotiating leases and are amortized over the terms of the new leases using the straight-line method.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. Syndication costs represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassifications had no effect on partners capital, net income or cash flows.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Statement  of  Financial  Accounting  Standards  No. 144 ("FAS  144") -
         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB  Interpretation  No. 46 ("FIN 46") - In January 2003,  FASB issued
         FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


2.       Real Estate Properties with Operating Leases:
         --------------------------------------------

         Real estate properties on operating leases consisted of the following at December 31:

                                                                    2002                  2001
                                                              -----------------     -----------------
                  Land                                           $   2,501,220         $   2,945,176
                  Buildings                                          3,712,538             4,169,521
                                                              -----------------     -----------------
                                                                     6,213,758             7,114,697
                  Less accumulated depreciation                     (1,805,574 )          (1,915,259 )
                                                              -----------------     -----------------

                                                                 $   4,408,184         $   5,199,438
                                                              =================     =================

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real Estate Properties with Operating Leases -Continued:
         -------------------------------------------------------

         During 2000, the Partnership sold its properties in Merritt Island, Florida and Salisbury, Maryland to separate third parties and received total net sales proceeds of approximately $1,305,600, resulting in a total gain of $306,715. In connection with the sales, the Partnership incurred deferred, subordinated, real estate disposition fees of $39,345, and received $35,863 from the former tenant of the Salisbury, Maryland property in consideration of the Partnership releasing the tenant from its obligation under the terms of its lease.

         During 2002, the Partnership sold its property in Mesquite, Texas to a third party and received net sales proceeds of approximately $1,064,300, resulting in a gain of $348,026. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $32,215. As of December 31, 2001, this property had been identified as held for sale.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2002:

                   2003                             $   543,387
                   2004                                 543,387
                   2005                                 543,387
                   2006                                 487,531
                   2007                                 404,539
                   Thereafter                         2,231,902
                                             -------------------

                                                   $  4,754,133  (1)
                                             ===================

         (1) Excludes one property which was classified as real estate held for sale.

3.       Investment in Joint Ventures:
         ----------------------------

         In June 2002, Sand Lake Road Joint Venture, in accordance with the option under the lease agreement, sold its property to the tenant and received net sales proceeds of approximately $1,227,100, resulting in a gain of approximately $604,000. The Partnership owned a 50% interest in this joint venture. The joint venture was dissolved and as a result, the Partnership received $613,554 representing its pro-rata share of the liquidation proceeds. The Partnership recognized a $30,579 loss on the dissolution. The financial results for this property are reflected as Discontinued Operations in the condensed financial information presented below.

         As of December 31, 2002, the Partnership had a 50% interest in the profits and losses of Orange Avenue Joint Venture and owned a 12.17% interest in a property in Vancouver, Washington, with affiliates of the general partners. This joint venture, and the tenancy-in-common with affiliates of the general partners, as tenants-in-common, each owns and leases one property to an operator of national fast-food or family-style restaurant. The following presents the combined, condensed financial information for the joint venture and the property held as tenants-in-common with affiliates at December 31:

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000

3.       Investment in Joint Ventures - Continued:
         ----------------------------------------

                                                                           December 31,         December 31,
                                                                               2002                 2001
                                                                          ---------------      ---------------
             Real estate properties with operating leases, net            $    2,344,593          $ 2,398,707
             Real estate held for sale                                                --              630,814
             Cash                                                                  4,442                3,232
             Receivables                                                              --                1,539
             Accrued rental income                                               115,129               92,131
             Other assets                                                             24                  335
             Liabilities                                                           2,250                3,110
             Partners' Capital                                                 2,461,938            3,123,648


                                                                            Years Ended December 31,
                                                                      2002            2001             2000
                                                                 ---------------  --------------  ---------------
           Continuing Operations:
                 Revenues                                            $  303,278      $  302,778       $  303,756
                 Expenses                                               (57,212 )       (56,533 )        (55,791 )
                                                                 ---------------  --------------  ---------------

                 Income from Continuing Operations                      246,066         246,245          247,965
                                                                 ---------------  --------------  ---------------

           Discontinued Operations:

                 Revenues                                                54,993         117,162          117,191
                 Expenses                                                (9,525 )       (23,476 )        (23,668 )
                 Gain on disposal of real estate
                    properties                                          604,015              --               --
                                                                 ---------------  --------------  ---------------
                                                                        649,483          93,686           93,523
                                                                 ---------------  --------------  ---------------
           Net Income                                                $  895,549      $  339,931       $  341,488
                                                                 ===============  ==============  ===============

         The Partnership recognized income totaling $373,110, $95,251 and $95,658 for the years ended December 31, 2002, 2001 and 2000, respectively, from these joint ventures.

4.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. From inception through December 31, 1999, distributions of net cash flow were made 99% to the limited partners and one percent to the general partners. However, the one percent of net cash flow to be distributed to the general partners was subordinated to receipt by the limited partners of an aggregate, 10%, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return").

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


4.       Allocations and Distributions - Continued:
         -----------------------------------------

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

         Effective January 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2002, 2001 and 2000.

         During the years ended December 31, 2002, 2001, and 2000, the Partnership declared distributions to the limited partners of $2,210,861, $1,428,668, and $2,162,878, respectively. Distributions during the year ended December 31, 2002 included $1,550,000 in a special distribution, as a result of the distribution of net sales proceeds from the sales of Properties in Mesquite, Texas and the liquidation proceeds from Sand Lake Joint Venture. Distributions for the years ended December 31, 2001 and 2000 included $600,000 and $1,200,000, respectively, in special distributions, as a result of the distribution of net sales proceeds from the sales of the properties in Salisbury, Maryland, Merritt Island, Florida and Kent Island, Maryland. These special distributions in 2002, 2001 and 2000, were effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $468,077, $183,820 and $509,695, respectively, were applied toward the limited partners' 10% Preferred Return and the balances of $1,081,923 $416,180 and $690,305, respectively, were treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the returns of capital in 2002, 2001 and 2000, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested capital contributions

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Allocations and Distributions - Continued:
         -----------------------------------------

         on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the properties, the
         Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted during the quarters ended March 31, 2002 and 2001 and September 30, 2000. No distributions have been made to the general partners to date.

5.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                2002              2001              2000
                                                             ------------     -------------     -------------
           Net income for financial reporting purposes       $   975,172         $ 626,317       $ 1,112,519

           Effect of timing differences relating
                to depreciation                                  (52,986 )         (54,364 )         (67,844 )

           Effect of  timing  differences  relating  to
              gains on real estate property sales                136,917                --           226,810

           Effect of timing differences relating to
              equity in earnings of
              unconsolidated joint ventures                       96,749           (10,061 )         (14,938 )

           Provision for write-down of assets                     79,245                --                --

           Deduction of transaction costs for tax
                reporting purposes                                    --                --           (90,484 )

           Accrued rental income                                  (8,497 )          (5,688 )          (4,171 )

           Rents paid in advance                                     435            (1,044 )           3,620

           Effect of timing differences relating to
                allowance for doubtful accounts                       --                --            (1,236 )
                                                             ------------     -------------     -------------

           Net income for federal income tax purposes        $ 1,227,035         $ 555,160        $1,164,276
                                                             ============     =============     =============

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


6.       Discontinued Operations:

         During 2002, the Partnership entered into an agreement with the tenant to sell the property in Angleton, Texas. As a result, the Partnership reclassified the assets from real estate properties with operating leases to real estate held for sale. The Partnership recorded a provision for write-down of assets of $79,245 based on the anticipated sales price. In addition, the Partnership stopped recording depreciation and accrued rental income once the property was identified for sale. The financial results for this property are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of the discontinued operations for the above property are as follows:

                                                                        Year Ended December 31,
                                                                 2002            2001            2000
                                                             --------------  -------------   --------------
                  Rental revenues                                  $34,085   $     30,615        $  33,600
                  Expenses                                         (13,086 )      (14,980 )        (15,248 )
                  Provision for write-down of assets               (79,245 )           --               --
                                                             --------------  -------------   --------------
                  Income (Loss) from discontinued
                     operations                                 $  (58,246 )    $  15,635       $   18,352
                                                             ==============  =============   ==============

7.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF") served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.). RAI Restaurants, Inc. ("the Advisor") is a wholly owned subsidiary of APF. The individual general partners are stockholders and directors of APF.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated property management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures or competitive fees for comparable services. In addition, these fees will be incurred and will be payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2002, 2001, and 2000.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


7.       Related Party Transactions - Continued:
         --------------------------------------

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return on a cumulative basis, plus their adjusted capital contributions. For the year ended December 31, 2002, the Partnership incurred $32,215 in a deferred, subordinated real estate disposition fee as a result of the sale of one property and for the year ended December 31, 2000, the Partnership incurred $39,345 in deferred, subordinated real estate disposition fees as a result of the sale of two properties. No deferred, subordinated real estate disposition fees were incurred for the year ended December 31, 2001.

         During  the  years  ended  December  31,  2002,  2001,  and  2000,  the
         Partnership's advisor and its affiliates provided accounting and administrative services to the Partnership. The Partnership incurred $108,019, $93,447, and $60,102, for the years ended December 31, 2002,
         2001, and 2000, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                                              2002                2001
                                                                          --------------      -------------
                Due to the Advisor and its affiliates:
                    Deferred, subordinated real estate
                       disposition fee                                       $  158,710          $ 126,495
                    Accounting and administrative services                        7,846              3,783
                                                                          --------------      -------------

                                                                             $  166,556          $ 130,278
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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


8.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the property held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                              2002              2001               2000
                                                         ---------------    --------------     --------------
                Wen - Atlanta Inc.                            $  89,603          $    N/A           $    N/A
                The Ground Round, Inc.                           88,523            88,523                N/A
                AJZ, Inc.                                        84,774               N/A                N/A
                Wendy's Old Fashioned
                    Hamburgers of New York, Inc.                 82,112               N/A                N/A
                Golden Corral Corporation                           N/A           165,460            352,128

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the property held as tenant-in-common with an affiliate of the general partners) for each of the years ended December 31:

                                                                        2002            2001            2000
                                                                    -------------    ------------    ------------
           Wendy's Old Fashioned Hamburger Restaurants                  $312,432        $374,154        $374,416
           Ground Round                                                   88,523          88,523             N/A
           A.J. Gators Restaurant                                         84,774             N/A             N/A
           Golden Corral Family Steakhouse Restaurants                       N/A         165,460         352,128

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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


9.       Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001:

                  2002 Quarter              First        Second          Third          Fourth          Year
         -------------------------------  ----------- -------------  --------------  -------------  -------------
         Continuing Operations (1):
            Revenues                       $ 166,423     $ 143,654       $ 151,040      $ 157,398      $ 618,515
            Equity in earnings of joint
               ventures                       23,410       325,454          12,181         12,065        373,110
            Income from continuing
               operations                    455,827       369,763         101,314        106,514      1,033,418
         Discontinued Operations (1):
            Revenues                           7,654         7,654           7,654         11,123         34,085
            Income (Loss) from
               discontinued operations         3,178         3,908         (75,735 )       10,403        (58,246 )

         Net Income                          459,005       373,671          25,579        116,917        975,172

         Net Income (Loss) per limited partner unit:

         Continuing operations               $ 15.19      $  12.32       $    3.38           3.56          34.45
         Discontinued operations                0.11          0.14           (2.51 )          .32          (1.94 )
                                          ----------- -------------  --------------  -------------  -------------
                         Total               $ 15.30      $  12.46       $    0.87     $     3.88      $   32.51
                                          =========== =============  ==============  =============  =============

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


9.       Selected Quarterly Financial Data - Continued:
         ---------------------------------------------

                  2001 Quarter               First          Second         Third          Fourth            Year
         -------------------------------  -------------  -------------  -------------  --------------   -------------
         Continuing Operations (1):
            Revenues                         $ 199,419      $ 241,850      $ 170,032      $  199,205       $ 810,506
            Equity in earnings of joint
               ventures                         23,701         23,956         23,713          23,881          95,251
            Income from continuing
               operations                      127,320        186,698        133,743         162,921         610,682
         Discontinued Operations (1):
            Revenues                             8,400          8,400          8,400           5,415          30,615
            Income from discontinued
               operations                        4,655          4,655          4,655           1,670          15,635

         Net Income                            131,975        191,353        138,398         164,591         626,317

         Net Income per limited partner unit:

         Continuing operations               $    4.24       $   6.22       $   4.45      $     5.45       $   20.36
         Discontinued operations                  0.16           0.16           0.16            0.04            0.52
                                          -------------  -------------  -------------  --------------   -------------
                  Total                       $   4.40       $   6.38       $   4.61       $    5.49       $   20.88
                                          =============  =============  =============  ==============   =============

(1) Certain items in the quarterly financial data have been reclassified to conform to 2002 presentation. These reclassifications had no effect on net income. The results of operations relating to properties that were either disposed of or that were classified as held for sale as of December 31, 2002 are reported as discontinued operations for all periods presented. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations.

10.      Commitment:
         ----------

         In November 2002, the Partnership entered into an agreement with a third party to sell the property in Angleton, Texas.

11.      Subsequent Event:
         ----------------

         In January 2003, the Partnership sold the property in Angleton, Texas for $300,000 and received net sales proceeds of approximately $288,900 resulting in a loss of approximately $1,400, which will be recognized in the first quarter of 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL American Properties Fund, Inc. ("APF"), CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 56. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of APF, a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 55. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is a Director of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, and Treasurer , and from 1997 until June 2002 served as President, of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 47. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 39. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the General Partners, the officers of the corporate General Partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities
(collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by SEC regulation to furnish the Partnership with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2002.

Item 11. Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         As of March 10, 2002, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 10, 2002, the beneficial ownership interests of the General Partners in the Registrant.

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

         The Partnership does not have any equity compensation plans.

Item 13. Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2002, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                           Amount Incurred
       Type of Compensation                                                                 For the Year
           and Recipient                         Method of Computation                 Ended December 31, 2002
------------------------------------       ----------------------------------       ------------------------------
Reimbursement   to  affiliates  for        Operating       expenses      are        Accounting and
operating expenses                         reimbursed  at the  lower of cost        administrative services:
                                           or 90% of the prevailing  rate at        $108,019
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



                                                                                           Amount Incurred
       Type of Compensation                                                                 For the Year
           and Recipient                         Method of Computation                 Ended December 31, 2002
------------------------------------       ----------------------------------       ------------------------------
Deferred,  subordinated real estate        A  deferred,   subordinated  real        $32,215
disposition    fee    payable    to        estate  disposition  fee, payable
affiliates                                 upon   sale   of  one   or   more
                                           Properties, in an amount equal to the
                                           lesser of (i) one-half of a
                                           competitive real estate commission,
                                           or (ii) three percent of the sales
                                           price of such Property or Properties.
                                           Payment of such fee shall be made
                                           only if affiliates of the General
                                           Partners provide a substantial amount
                                           of services in connection with the
                                           sale of a Property or Properties and
                                           shall be subordinated to certain
                                           minimum returns to the Limited
                                           Partners. However, if the net sales
                                           proceeds are reinvested in a
                                           replacement Property, no such real
                                           estate disposition fee will be
                                           incurred until such replacement
                                           Property is sold and the net sales
                                           proceeds are distributed.

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




                                                                                           Amount Incurred
       Type of Compensation                                                                 For the Year
           and Recipient                         Method of Computation                 Ended December 31, 2002
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


Item 14. Controls and Procedures

The  General  Partners  maintain a set of  disclosure  controls  and  procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate General Partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2002 and 2001

                  Statements of Income for the years ended December 31, 2002, 2001, and 2000

                  Statements of Partners' Capital for the years ended December 31, 2002, 2001, and 2000

                  Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

                  Notes to Financial Statements

         2.   Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

         3.   Exhibits

              **3.1 Certificate of Limited Partnership of CNL Income Fund, Ltd., as amended. (Included as Exhibit 3.1 to Amendment No. 1 to Registration Statement No. 33-2850 on Form S-11 and incorporated herein by reference.)

              **3.2 Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund, Ltd. (Included as Exhibit
                      3.2 to Form 10-K filed with the Securities and Exchange Commission on March 27, 1998, and incorporated herein by reference.)

              **4.1 Certificate of Limited Partnership of CNL Income Fund, Ltd., as amended. (Included as Exhibit 4.1 to Amendment No. 1 to Registration Statement No. 33-2850 on Form S-11 and incorporated herein by reference.)

              **4.2 Form of Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund, Ltd. (Included as
                      Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on March 27, 1998, and incorporated herein by reference.)

              **10.1 Property Management Agreement. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 27, 1998, and incorporated herein by reference.)

              **10.2 Assignment of Property Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

              **10.3 Assignment of Property Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on March 29, 1996, and incorporated herein by reference.)

              **10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 9, 2001, and incorporated herein by reference.)

              **10.5 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as
                      Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

              **10.6 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit
                      10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

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

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 2002 through December 31, 2002.

     ** previously filed

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2003.

                                       CNL INCOME FUND, LTD.

                                       By:CNL REALTY CORPORATION
                                          General Partner

                                          /s/ Robert A. Bourne
                                          ------------------------------------
                                          ROBERT A. BOURNE, President


                                       By:ROBERT A. BOURNE
                                          General Partner

                                          /s/ Robert A. Bourne
                                          ------------------------------------
                                          ROBERT A. BOURNE


                                       By:JAMES M. SENEFF, JR.
                                          General Partner

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

            Signature                                    Title                                   Date
/s/ Robert A. Bourne                       President,   Treasurer  and  Director              March 26, 2003
---------------------------                (Principal  Financial and  Accounting
Robert A. Bourne                           Officer)


/s/ James M. Seneff, Jr.                   Chief Executive  Officer and Director              March 26, 2003
---------------------------                (Principal Executive Officer)
James M. Seneff, Jr.


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund, Ltd. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003


/s/ James M. Seneff, Jr.
---------------------------
 James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund, Ltd. (the "registrant") certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

                a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003


/s/ Robert A. Bourne
Robert A. Bourne
President and Treasurer

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2002




                                                                           Costs Capitalized
                                                                           Subsequent To
                                                    Initial Cost           Acquisition
                                        ------------------------  ------------------
                           Encum-                    Buildings andImprove-   Carrying
                           brances         Land       Improvements ments     Costs
                          ----------    ------------ ----------------------  -------

Properties the Partnership
   has Invested in:

    Ground Round Restaurant:
        Camp Hill, Pennsylvania   -         331,962     531,174          -        -

    Pizza Hut Restaurant:
      Bowie, Texas                -          29,683     106,042     10,897        -

    Wendy's Old Fashioned
       Hamburger Restaurants:
         Mesa, Arizona            -         440,339     328,579          -        -
         Oklahoma City, Oklahoma  -         278,878     393,423     20,000        -
         Stockbridge, Georgia     -         282,482     363,008          -        -
         Payson, Arizona          -         391,076     427,218          -        -

    Other:
         Eunice, Louisiana        -         186,009     477,947          -        -
         Jasper, Alabama          -         220,665     473,818          -        -
         Virginia Beach, Virginia -         340,126     580,432          -        -
                                        ------------ -----------  ---------  -------

                                         $2,501,220  $3,681,641    $30,897
                                        ============ ===========  =========  =======


Properties of Joint Ventures in
   Which the Partnership has
   a 50% Interest:

    Pizza Hut Restaurant:
      Orlando, Florida            -        $206,575    $234,064          -        -
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
                                        ============ ===========  =========  =======










                                                                       Life on Which
              Net Cost Basis at Which                                  Depreciation in
              Carried at Close of Period (c)        Date               Latest Income
--------------------------------------
              Buildings and             Accumulated of Con-  Date      Statement is
   Land       Improvements   Total      DepreciationstructioAcquired     Computed
------------  -----------  -----------  ----------  ---------------    ------------






    331,962      531,174      863,136      92,051   1983    10/97          (b)


     29,683      116,939      146,622      58,634   1976    12/87          (b)



    440,339      328,579      768,918     179,806   1986    08/86          (b)
    278,878      413,423      692,301     224,075   1986    08/86          (b)
    282,482      363,008      645,490     198,646   1986    08/86          (b)
    391,076      427,218      818,294     229,037   1986    12/86          (b)


    186,009      477,947      663,956     254,905   1987    01/87          (b)
    220,665      473,818      694,483     254,019   1986    12/86          (b)
    340,126      580,432      920,558     314,401   1986    10/86          (b)
------------  -----------  -----------  ----------

 $2,501,220   $3,712,538   $6,213,758   $1,805,574
============  ===========  ===========  ==========







   $206,575     $234,064     $440,639    $121,661   1986    06/86          (b)
============  ===========  ===========  ==========










   $875,659   $1,389,366   $2,265,025    $231,685   1994    12/97          (b)
============  ===========  ===========  ==========



                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 1999, 2000, and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                             Accumulated
                                                                           Cost              Depreciation
                                                                    -----------------     ------------------
            Properties the Partnership has Invested in:

                 Balance, December 31, 1999                           $  8,462,097         $   2,002,933
                 Disposition                                            (1,347,400)             (387,820)
                 Depreciation expense                                           --               161,030
                                                                    -----------------     ------------------

                 Balance, December 31, 2000                              7,114,697             1,776,143
                 Depreciation expense                                           --               139,116
                                                                    -----------------     ------------------

                 Balance, December 31, 2001                              7,114,697             1,915,259
                 Dispositions                                             (900,939)             (234,837)
                 Depreciation expense                                           --               125,152
                                                                    -----------------     ------------------

                 Balance, December 31, 2002                           $  6,213,758         $   1,805,574
                                                                    =================     ==================

            Property of Joint Venture in Which the Partnership has a 50%
              Interest:

                 Balance, December 31, 1999                           $  1,426,831          $    415,022
                 Depreciation expense                                           --                30,969
                                                                    -----------------     ------------------

                 Balance, December 31, 2000                              1,426,831               445,991
                 Depreciation expense                                           --                30,969
                                                                    -----------------     ------------------

                 Balance, December 31, 2001                              1,426,831               476,960
                 Disposition                                              (986,192)             (363,101)
                 Depreciation expense                                           --                15,527
                                                                    -----------------     ------------------

                 Balance, December 31, 2002                             $  440,639          $    129,386
                                                                    =================     ==================

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002



                                                                                              Accumulated
                                                                             Cost             Depreciation
                                                                       ---------------      -----------------
       Property in Which the Partnership has a 12.17% Interest as
         Tenants-in-Common and has Invested in Under an Operating Lease:

            Balance, December 31, 1999                                   $ 2,265,025          $    92,749
            Depreciation expense                                                  --               46,312
                                                                       ---------------      -----------------

            Balance, December 31, 2000                                     2,265,025              139,061
            Depreciation expense                                                  --               46,312
                                                                       ---------------      -----------------

            Balance, December 31, 2001                                     2,265,025              185,373
            Depreciation expense                                                  --               46,312
                                                                       ---------------      -----------------

            Balance, December 31, 2002                                   $ 2,265,025          $   231,685
                                                                       ===============      =================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $6,508,481 and $2,705,664, respectively. All of the leases are treated as operating leases for federal income tax purposes.

                                  EXHIBIT INDEX


Exhibit Number

    (c)  Exhibits

         **3.1 Certificate of Limited Partnership of CNL Income Fund, Ltd., as amended. (Included as Exhibit 3.1 to Amendment No. 1 to Registration Statement No. 33-2850 on Form S-11 and incorporated herein by reference.)

         **3.2 Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund, Ltd. (Included as Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on March 27, 1998, and incorporated herein by reference.)

         **4.1 Certificate of Limited Partnership of CNL Income Fund, Ltd., as amended. (Included as Exhibit 4.1 to Amendment No. 1 to Registration Statement No. 33-2850 on Form S-11 and incorporated herein by reference.)

         **4.2 Form of Amended and Restated Certificate and Agreement of Limited Partnership of CNL Income Fund, Ltd. (Included as
                  Exhibit 3.2 to Form 10-K filed with the Securities and Exchange Commission on March 27, 1998, and incorporated herein by reference.)

         **10.1 Property Management Agreement. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 27, 1998, and incorporated herein by reference.)

         **10.2 Assignment of Property Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 30, 1995, and incorporated herein by reference.)

         **10.3 Assignment of Property Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as
                  Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on March 29, 1996, and incorporated herein by reference.)

         **10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 9, 2001, and incorporated herein by reference.)

         **10.5 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit
                  10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

         **10.6 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

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