Form 10-Q
period 2003-03-31
CNL INCOME FUND LTD
filed 2003-05-13
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2003
   --------------------------------------------------------------------------

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


                              CNL Income Fund, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                        59-2666264
--------------------------------              -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
--------------------------------              -------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                              -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes____ No X

                                    CONTENTS






                                                                         Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                            1

                      Condensed Statements of Income                      2

                      Condensed Statements of Partners' Capital           3

                      Condensed Statements of Cash Flows                  4

                      Notes to Condensed Financial Statements             5-7

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 8-10

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                         10

     Item 4.      Controls and Procedures                                 10


Part II.

     Other Information                                                    11-12

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               March 31,             December 31,
                                                                                  2003                   2002
                                                                           -------------------    -------------------
                                  ASSETS

     Real estate properties with operating leases, net                          $   4,377,213          $   4,408,184
     Real estate held for sale                                                             --                290,280
     Investment in joint ventures                                                     433,160                435,495
     Cash and cash equivalents                                                        688,058                419,385
     Receivables                                                                           --                 19,656
     Accrued rental income                                                             56,539                 54,479
     Other assets                                                                       5,895                  4,172
                                                                           -------------------    -------------------

                                                                                $   5,560,865          $   5,631,651
                                                                           ===================    ===================

                    LIABILITIES AND PARTNERS' CAPITAL

     Accounts payable                                                            $     11,183             $      831
     Real estate taxes payable                                                          7,770                 13,433
     Distributions payable                                                            407,040                161,343
     Due to related parties                                                           178,727                166,556
     Rents paid in advance and deposits                                                41,455                 43,025
                                                                           -------------------    -------------------
         Total liabilities                                                            646,175                385,188

     Partners' capital                                                              4,914,690              5,246,463
                                                                           -------------------    -------------------

                                                                                $   5,560,865          $   5,631,651
                                                                           ===================    ===================



           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                    2003                 2002
                                                                               ----------------     ----------------
  Revenues:
      Rental income from operating leases                                          $   137,907          $   148,610
      Contingent rental income                                                           2,099               16,602
      Interest and other income                                                            226                1,211
                                                                               ----------------     ----------------
                                                                                       140,232              166,423
                                                                               ----------------     ----------------

  Expenses:
      General operating and administrative                                              38,482               44,068
      Property expenses                                                                    878                2,523
      State and other taxes                                                              7,599                2,993
      Depreciation                                                                      30,972               32,448
                                                                               ----------------     ----------------
                                                                                        77,931               82,032
                                                                               ----------------     ----------------

  Income Before Gain on Sale of Real Estate Properties and
      Equity in Earnings of Joint Ventures                                              62,301               84,391

  Gain on Sale of Real Estate Properties                                                    --              348,026

  Equity in Earnings of Joint Ventures                                                  12,111               23,410
                                                                               ----------------     ----------------

  Income from Continuing Operations                                                     74,412              455,827
                                                                               ----------------     ----------------

  Discontinued Operations (Note 3):
      Income from discontinued operations                                                2,247                3,178
      Loss on disposal of discontinued operations                                       (1,392 )                 --
                                                                               ----------------     ----------------
                                                                                           855                3,178
                                                                               ----------------     ----------------

  Net Income                                                                       $    75,267          $   459,005
                                                                               ================     ================

  Income Per Limited Partner Unit
      Continuing Operations                                                         $     2.48           $    15.19
      Discontinued Operations                                                              .03                 0.11
                                                                               ----------------     ----------------
                                                                                    $     2.51           $    15.30
                                                                               ================     ================

  Weighted Average Number of Limited Partner
      Units Outstanding                                                                 30,000               30,000
                                                                               ================     ================


           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                            Quarter Ended           Year Ended
                                                                              March 31,            December 31,
                                                                                2003                   2002
                                                                         --------------------    ------------------
General partners:
    Beginning balance                                                          $     340,768          $    340,768
    Net income                                                                            --                    --
                                                                         --------------------    ------------------
                                                                                     340,768               340,768
                                                                         --------------------    ------------------

Limited partners:
    Beginning balance                                                              4,905,695             6,141,384
    Net income                                                                        75,267               975,172
    Distributions ($13.57 and $73.70 per
       limited partner unit, respectively)                                          (407,040 )          (2,210,861 )
                                                                         --------------------    ------------------
                                                                                   4,573,922             4,905,695
                                                                         --------------------    ------------------

Total partners' capital                                                       $    4,914,690         $   5,246,463
                                                                         ====================    ==================

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2003               2002
                                                                              ---------------    ---------------
  Increase (Decrease) in Cash and Cash Equivalents:

      Net Cash Provided by Operating Activities                                  $   132,129         $  168,097
                                                                              ---------------    ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of real estate properties                                297,887          1,064,259
                                                                              ---------------    ---------------
            Net cash provided by investing activities                                297,887          1,064,259
                                                                              ---------------    ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                                          (161,343 )         (207,167 )
                                                                              ---------------    ---------------
            Net cash used in financing activities                                   (161,343 )         (207,167 )
                                                                              ---------------    ---------------

  Net Increase in Cash and Cash Equivalents                                          268,673          1,025,189

  Cash and Cash Equivalents at Beginning of Quarter                                  419,385            414,999
                                                                              ---------------    ---------------

  Cash and Cash Equivalents at End of Quarter                                    $   688,058        $ 1,440,188
                                                                              ===============    ===============

  Supplemental Schedule of Non-Cash Investing and
      Financing Activities:

         Deferred real estate disposition fee incurred and
            unpaid at end of quarter                                              $    9,000         $   32,215
                                                                              ===============    ===============

         Distributions declared and unpaid at end of
            quarter                                                              $   407,040        $ 1,069,399
                                                                              ===============    ===============

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


1.       Basis of Presentation:
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:
         ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations:
         -----------------------

         During 2002, the Partnership identified for sale one property that was classified as Discontinued Operations in the accompanying financial statements. In January 2003, the Partnership sold the property resulting in a loss on disposal of discontinued operations of approximately $1,400 during the quarter ended March 31, 2003. The Partnership had recorded a provision for write-down of assets in a previous year related to this property.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


3.       Discontinued Operations - Continued:
         -----------------------------------

         The operating results of the discontinued operations for the above property are as follows:

                                                                      March 31,
                                                                 2003           2002
                                                             -------------  --------------
                  Rental revenues                               $   2,247       $   7,654
                  Expenses                                             --          (4,476 )
                  Loss on sale of assets                           (1,392 )            --
                                                             -------------  --------------
                  Income from discontinued
                  operations                                     $    855       $   3,178
                                                             =============  ==============

4.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from the joint venture and the property held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                                             2003              2002
                                                        ---------------    --------------
                The Ground Round, Inc.                       $  22,131         $  22,131
                AJZ, Inc.                                       21,194            21,194
                Wendy's Old Fashioned Hamburgers
                    of New York, Inc.                           20,528            20,528
                Wen-Atlanta, Inc.                               20,132               N/A
                JMJ, LLC.                                       15,686               N/A
                Wendy's International, Inc.                        N/A            28,221

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from the joint venture and the property held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                             2003              2002
                                         --------------    --------------

                Wendy's                      $  70,509         $  94,903
                The Ground Round                22,131            22,131
                A.J. Gators                     21,194            21,194

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented,   the  tenant  did  not  represent  more  than  10%  of  the
         Partnership's total rental revenues.

         Although the Partnership's properties have some geographic diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than 10% of the Partnership's revenues will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


5.       Related Party Transactions:
         --------------------------

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate dispositions fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the quarters ended March 31, 2003 and 2002, the Partnership incurred deferred, subordinated real estate disposition fees of $9,000 and $32,215, respectively, as a result of the sale of one property during each quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985 to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned ten Properties directly and three Properties indirectly through joint venture or tenancy in common arrangements. As of March 31, 2003, the Partnership owned nine Properties directly and two Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         For the quarters ended March 31, 2003 and 2002, the Partnership generated cash from operating activities of $132,129 and $168,097, respectively. The decrease in cash from operating activities for the quarter ended March 31, 2003 was a result of changes in income and expenses.

         Other sources and uses of cash included the following during the quarter ended March 31, 2003.

         During the quarter ended March 31, 2003, the Partnership sold its Property in Angleton, Texas to a third party and received net sales proceeds of approximately $297,900 resulting in a loss of approximately $1,400. In connection with the sale, the Partnership incurred a deferred, subordinated disposition fee of $9,000. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed the net sales proceeds as a special distribution to the limited partners, as described below.

         At March 31, 2003, the Partnership had $688,058 in cash and cash equivalents, as compared to $419,385 at December 31, 2002. The increase at March 31, 2003 was primarily the result of the Partnership holding the net sales proceeds it received from the sale of its Property in Angleton, Texas pending distribution to the limited partners. The funds remaining at March 31, 2003, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         Total liabilities of the Partnership, including distributions payable, were $646,175 at March 31, 2003, as compared to $385,188 at December 31, 2002. Total liabilities increased primarily as a result of the Partnership accruing a special distribution of net sales proceeds of $250,000 from the 2003 sale of the Property in Angleton, Texas, payable to the limited partners at March 31, 2003. The increase was also partially due to an increase in accounts payable. The increase was partially offset by a decrease in real estate taxes payable. The general partners believe that the Partnership has sufficient cash on hand to meet current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine that funds are available for distribution. Based on current and anticipated future cash from operations and net proceeds from the sales of Properties, the Partnership declared distributions to limited partners of $407,040 and $1,069,399 for the quarters ended March 31, 2003 and 2002, respectively. This represents distributions of $13.57 and $35.65 per unit for the quarters ended March 31, 2003 and 2002, respectively. The distribution for the quarter ended March 31, 2003, included $250,000 of net sales proceeds from the 2003 sale of the Property in Angleton, Texas and the distribution for the quarter ended March 31, 2002, included $900,000 of net sales proceeds from the 2002 sale of the Property in Mesquite, Texas. The special distribution in 2003 was effectively a return of a portion of the limited partners' investment, although in accordance with the Partnership agreement, it was applied to the limited partners' unpaid cumulative 10% Preferred Return. The special distribution during 2002, was effectively a return of a portion of the limited partners investment; although, in accordance with the Partnership agreement, $355,144 was applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $544,856 was treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the Properties in previous years and the current year, the Partnership's total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Due to the above mentioned sales of Properties to current and anticipated future cash from operations , distributions of net cash flow were adjusted commencing during the quarters ended March 31, 2003 and 2002. No distributions were made to the general partners for the quarters ended March 31, 2003 and 2002. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $137,907 during the quarter ended March 31, 2003, as compared to $148,610 during the same period of 2002. The decrease in rental revenues during 2003 was due to the sale of the Property in Mesquite, Texas in February 2002 and the sale of the Property in Angleton, Texas in January 2003. Rental revenues are expected to remain at reduced amounts because the Partnership used the net sales proceeds to pay liabilities of the Partnership and to make distributions to the limited partners.

         The Partnership also earned $2,099 in contingent rental income for the quarter ended March 31, 2003, as compared to $16,602 for the same period of 2002. The decrease in contingent rental income was attributable to the sale of the Property in Mesquite, Texas, the lease of which required the payment of contingent rent.

         The Partnership also earned $12,111 attributable to net income earned by joint ventures during the quarter ended March 31, 2003, as compared to $23,410 during the same period of 2002. The decrease in net income earned by joint ventures during the quarter ended March 31, 2003, as compared to the same period of 2002, was the result of Sand Lake Road Joint Venture, in which the Partnership owned a 50% interest, selling its Property to the tenant in June 2002. The Partnership dissolved the joint venture in accordance with the joint venture agreement.

         During the quarter ended March 31, 2003, five lessees, The Ground Round, Inc., AJZ, Inc., Wendy's Old Fashioned Hamburgers of New York, Inc., Wen-Atlanta, Inc. and JMJ, LLC. each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from the Property owned by a joint venture and a Property owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these five lessees will continue to contribute more than 10% of the Partnership's total rental revenues. In addition, during the quarter ended March 31, 2003, three restaurant chains, Wendy's, The Ground Round, and A.J. Gators each accounted for more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from the Property owned by a joint venture and a Property owned with affiliates as tenants-in-common). It is anticipated that these three restaurant chains will each continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses including depreciation expense were $77,931 during the quarter ended March 31, 2003, as compared to $82,032 during the same period of 2002. The decrease in operating expenses during 2003 was primarily due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease in operating expenses was partially offset due to higher state tax expense relating to several states in which the Partnership conducts business.

         As a result of the sale of the Property in Mesquite, Texas, the Partnership recognized a gain of $348,026 during the quarter ended March 31, 2002.

         During the year ended December 31, 2002, the Partnership identified for sale one Property that was classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized net rental income (rental revenues less Property related expenses) of $3,178 during the quarter ended March 31, 2002 relating to this Property. In January 2003, the Partnership sold the Property in Angleton, Texas and recorded a loss on disposal of discontinued operations of approximately $1,400. The Partnership recorded a provision for write-down of assets in a previous year related to this Property. The Partnership recognized net rental income of $855 during the quarter ended March 31, 2003 related to this Property.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


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

                     10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 11, 2001, and incorporated herein by reference.)

                     10.5    Assignment  of  Management  Agreement  from CNL APF
                             Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

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

                     (b)     Reports on Form 8-K

                             No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 2003.


                                          CNL INCOME FUND, LTD.

                                          By:  CNL REALTY CORPORATION
                                               General Partner


                                               By: /s/ James M. Seneff, Jr.
                                                   --------------------------
                                                   JAMES M. SENEFF, JR.
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


                                               By: /s/ Robert A. Bourne
                                                   --------------------------
                                                   ROBERT A. BOURNE
                                                   President and Treasurer
                                                   (Principal Financial and
                                                   Accounting Officer)

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

Date:  May 9, 2003


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

Date:  May 9, 2003


/s/ Robert A. Bourne
---------------------
Robert A. Bourne
President and Treasurer

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

              10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 11, 2001, and incorporated herein by reference.)

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