Form 10-Q
period 2003-06-30
CNL INCOME FUND LTD
filed 2003-08-13
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2003
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to ____________________


                             Commission file number
                                     0-15666
                     ---------------------------------------


                              CNL Income Fund, Ltd.
----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                           59-2666264
----------------------------------              ----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
----------------------------------              ----------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
                                                ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes____ No X

                                    CONTENTS






                                                                         Page
Part I.

     Item 1.      Financial Statements:

                      Condensed Balance Sheets                            1

                      Condensed Statements of Income                      2

                      Condensed Statements of Partners' Capital           3

                      Condensed Statements of Cash Flows                  4

                      Notes to Condensed Financial Statements             5-6

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                 7-9

     Item 3.      Quantitative and Qualitative Disclosures About
                      Market Risk                                         9

     Item 4.      Controls and Procedures                                 9


Part II.

     Other Information                                                    10-11

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                           June 30,             December 31,
                                                                             2003                   2002
                                                                       ------------------     ------------------
                             ASSETS

Real estate properties with operating leases, net                          $   4,346,241          $   4,408,184
Real estate held for sale                                                             --                290,280
Investment in joint ventures                                                     430,791                435,495
Cash and cash equivalents                                                        384,230                419,385
Receivables                                                                        6,656                 19,656
Accrued rental income                                                             58,600                 54,479
Other assets                                                                       4,131                  4,172
                                                                       ------------------     ------------------

                                                                           $   5,230,649          $   5,631,651
                                                                       ==================     ==================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                             $     6,488             $      831
Real estate taxes payable                                                          6,905                 13,433
Distributions payable                                                            157,040                161,343
Due to related parties                                                           175,310                166,556
Rents paid in advance and deposits                                                40,125                 43,025
                                                                       ------------------     ------------------
    Total liabilities                                                            385,868                385,188

Partners' capital                                                              4,844,781              5,246,463
                                                                       ------------------     ------------------

                                                                           $   5,230,649          $   5,631,651
                                                                       ==================     ==================

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                       Quarter Ended                   Six Months Ended
                                                                          June 30,                         June 30,
                                                                   2003              2002           2003             2002
                                                               -------------     -------------  --------------  ---------------
Revenues:
    Rental income from operating leases                           $ 137,520         $ 136,565      $  275,427       $  285,175
    Contingent rental income                                            387             1,341           2,486           17,943
    Interest and other income                                            --             5,748             226            6,959
                                                               -------------     -------------  --------------  ---------------
                                                                    137,907           143,654         278,139          310,077
                                                               -------------     -------------  --------------  ---------------

Expenses:
    General operating and administrative                             31,086            35,931          69,568           79,999
    Property related                                                    789             1,206           1,667            3,729
    State and other taxes                                                --               659           7,599            3,652
    Depreciation                                                     30,972            30,971          61,944           63,419
                                                               -------------     -------------  --------------  ---------------
                                                                     62,847            68,767         140,778          150,799
                                                               -------------     -------------  --------------  ---------------

Income Before Loss on Dissolution of Joint Venture, Gain on
    Sale of Real Estate Properties and Equity in Earnings
    of Joint Ventures                                                75,060            74,887         137,361          159,278

Loss on Dissolution of Joint Venture                                     --           (30,579 )            --          (30,579 )

Gain on Sale of Real Estate Properties                                   --                --              --          348,026

Equity in Earnings of Joint Ventures                                 12,071           325,454          24,182          348,864
                                                               -------------     -------------  --------------  ---------------

Income from Continuing Operations                                    87,131           369,762         161,543          825,589
                                                               -------------     -------------  --------------  ---------------

Discontinued Operations:
    Income from discontinued operations                                  --             3,909           2,247            7,087
    Loss on disposal of discontinued operations                          --                --          (1,392 )             --
                                                               -------------     -------------  --------------  ---------------
                                                                         --             3,909             855            7,087
                                                               -------------     -------------  --------------  ---------------

Net Income                                                        $  87,131         $ 373,671      $  162,398       $  832,676
                                                               =============     =============  ==============  ===============

Income Per Limited Partner Unit
    Continuing Operations                                          $   2.90         $   12.33       $    5.38        $   27.52
    Discontinued Operations                                              --              0.13            0.03             0.24
                                                               -------------     -------------  --------------  ---------------
                                                                   $   2.90         $   12.46       $    5.41        $   27.76
                                                               =============     =============  ==============  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                30,000            30,000          30,000           30,000
                                                               =============     =============  ==============  ===============

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Six Months Ended          Year Ended
                                                                              June 30,             December 31,
                                                                                2003                   2002
                                                                         --------------------    ------------------
General partners:
    Beginning balance                                                          $     340,768          $    340,768
    Net income                                                                            --                    --
                                                                         --------------------    ------------------
                                                                                     340,768               340,768
                                                                         --------------------    ------------------

Limited partners:
    Beginning balance                                                              4,905,695             6,141,384
    Net income                                                                       162,398               975,172
    Distributions ($18.80 and $73.70 per
       limited partner unit, respectively)                                          (564,080 )          (2,210,861 )
                                                                         --------------------    ------------------
                                                                                   4,504,013             4,905,695
                                                                         --------------------    ------------------

Total partners' capital                                                       $    4,844,781         $   5,246,463
                                                                         ====================    ==================

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                   2003               2002
                                                                              ---------------    ---------------
  Increase (Decrease) in Cash and Cash Equivalents:

      Net Cash Provided by Operating Activities                                  $   235,341         $  305,102
                                                                              ---------------    ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of real estate properties                                297,887          1,064,259
         Liquidating distribution from joint venture                                      --            613,554
                                                                              ---------------    ---------------
            Net cash provided by investing activities                                297,887          1,677,813
                                                                              ---------------    ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                                          (568,383 )       (1,276,565 )
                                                                              ---------------    ---------------
            Net cash used in financing activities                                   (568,383 )       (1,276,565 )
                                                                              ---------------    ---------------

  Net Increase (Decrease) in Cash and Cash Equivalents                               (35,155 )          706,350

  Cash and Cash Equivalents at Beginning of Period                                   419,385            414,999
                                                                              ---------------    ---------------

  Cash and Cash Equivalents at End of Period                                     $   384,230        $ 1,121,349
                                                                              ===============    ===============

  Supplemental Schedule of Non-Cash Investing and
      Financing Activities:

         Deferred real estate disposition fee incurred and
            unpaid at end of period                                               $    9,000         $   32,215
                                                                              ===============    ===============

         Distributions declared and unpaid at end of period                      $   157,040         $  818,777
                                                                              ===============    ===============

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations:

         During 2002, the Partnership identified for sale one property that was classified as Discontinued Operations in the accompanying financial statements. In January 2003, the Partnership sold the property in Angleton, Texas resulting in a loss on disposal of discontinued operations of approximately $1,400 during the six months ended June 30, 2003. The Partnership had recorded a provision for write-down of assets in a previous year related to this property.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


3.       Discontinued Operations - Continued:

         The operating results of the discontinued operations for the above property are as follows:

                                                           Quarter Ended June 30,         Six Months Ended June 30,
                                                          2003               2002          2003            2002
                                                       ------------      -------------  ------------ -----------------
          Rental revenues                                    $   --         $   7,654      $  2,247        $   15,308
          Expenses                                               --            (3,745 )          --            (8,221 )
                                                       ------------      -------------  ------------ -----------------
               Income from discontinued operations           $   --          $   3,909      $  2,247         $   7,087
                                                       ============      =============  ============ =================



4.       Related Party Transactions:

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the six months ended June 30, 2003 and 2002, the Partnership incurred deferred, subordinated real estate disposition fees of $9,000 and $32,215, respectively, as a result of the sale of one property during each period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985 to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2002, the Partnership owned ten Properties directly and one Property indirectly through a joint venture arrangement and one Property indirectly through a tenancy in common arrangement. As of June 30, 2003, the Partnership owned nine Properties directly and one Property indirectly through joint venture arrangement and one Property indirectly through a tenancy in common arrangement.

Capital Resources

         Cash from operating activities was $235,341 and $305,102 for the six months ended June 30, 2003 and 2002, respectively. The decrease in cash from operating activities during the six months ended June 30, 2003, as compared to the same period of 2002, was the result of changes in the Partnership's working capital and changes in income and expenses.

         Other sources and uses of cash included the following during the six months ended June 30, 2003.

         During the six months ended June 30, 2003, the Partnership sold its Property in Angleton, Texas to a third party and received net sales proceeds of approximately $297,900 resulting in a loss of approximately $1,400. In connection with the sale, the Partnership incurred a deferred, subordinated disposition fee of $9,000. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed the net sales proceeds as a special distribution to the limited partners, as described below.

         At June 30, 2003, the Partnership had $384,230 in cash and cash equivalents, as compared to $419,385 at December 31, 2002. At June 30, 2003, these funds were held in demand deposit accounts at commercial banks. The funds remaining at June 30, 2003, will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine that funds are available for distribution. Based on current and anticipated future cash from operations and net proceeds from the sales of Properties, the Partnership declared distributions to limited partners of $564,080 and $1,888,175 for the six months ended June 30, 2003 and 2002, respectively, ($157,040 and $818,777 for the quarters ended June 30, 2003 and 2002, respectively). This represents distributions of $18.80 and $62.94 per unit for the six months ended June 30, 2003 and 2002, respectively, ($5.23 and $27.29 per unit for each applicable quarter). The distribution for the six months ended June 30, 2003 included $250,000 of net sales proceeds from the 2003 sale of the Property in Angleton, Texas and the distribution for the six months ended June 30, 2002 included $1,550,000 of net sales proceeds from the 2002 sale of the Properties in Mesquite, Texas and Orlando, Florida. The special distribution in 2003 was effectively a return of a portion of the limited partners' investment, although in accordance with the Partnership agreement, it was applied to the limited partners' unpaid cumulative 10% Preferred Return. The special distribution during 2002 was effectively a return of a portion of the limited partners investment, although, in accordance with the Partnership agreement, $468,077 was applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $1,081,923 was treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of Properties in previous years and the current year, the Partnership's total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Due to the above mentioned sales of Properties and to current and anticipated future cash from operations, distributions of net cash flow were adjusted commencing during the quarters ended March 31, 2003 and 2002. No distributions were made to the general partners for the six months ended June 30, 2003 and 2002. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership, including distributions payable, were $385,868 at June 30, 2003, as compared to $385,188 at December 31, 2002.
Liabilities at June 30, 2003, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from the future general partners' contributions or loans.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $275,427 during the six months ended June 30, 2003, as compared to $285,175 during the same period of 2002, $137,520 and $136,565 of which were earned during the second quarters of 2003 and 2002, respectively. The decrease in rental revenues during the six months ended June 30, 2003 was due to the sale of the Property in Mesquite, Texas in February 2002. Rental revenues are expected to remain at reduced amounts because the Partnership used the net sales proceeds to pay liabilities of the Partnership and to make distributions to the limited partners.

         The Partnership also earned $2,486 in contingent rental income for the six months ended June 30, 2003, as compared to $17,943 for the same period of 2002, $387 and $1,341 of which were earned during the quarters ended June 30, 2003 and 2002, respectively. The decrease in contingent rental income was attributable to the sale of the Property in Mesquite, Texas, the lease of which required the payment of contingent rent.

         The Partnership also earned $24,182 attributable to net income earned by joint ventures during the six months ended June 30, 2003, as compared to $348,864 during the same period of 2002, $12,071 and $325,454 of which were earned during the quarters ended June 30, 2003 and 2002, respectively. The decrease in net income earned by joint ventures during the quarter and six months ended June 30, 2003, as compared to the same period of 2002, was the result of Sand Lake Road Joint Venture, in which the Partnership owned a 50% interest, selling its Property to the tenant in June 2002 at a gain of approximately $604,000. The Partnership dissolved the joint venture in accordance with the joint venture agreement.

         Operating expenses, including depreciation expense, were $140,778 during the six months ended June 30, 2003, as compared to $150,799 during the same period of 2002, $62,847 and $68,767 of which were incurred during the quarters ended June 30, 2003 and 2002, respectively. The decrease in operating expenses during 2003 was primarily due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease in operating expenses was partially offset by higher state tax expense relating to several states in which the Partnership conducts business.

         During the six months ended June 30, 2002, Sand Lake Road Joint Venture, in which the Partnership owned a 50% interest, sold its Property to the tenant in accordance with the purchase option under the lease agreement. The Partnership and the outside joint venture partner dissolved the joint venture in accordance with the joint venture agreement and recorded a loss of $30,579 on the dissolution.

         As a result of the sale of the Property in Mesquite, Texas, the Partnership recognized a gain of $348,026 during the six months ended June 30, 2002. This Property had been identified for sale as of December 31, 2001 and was not subject to be classified as Discontinued Operations.

         During the year ended December 31, 2002, the Partnership identified for sale one Property that was classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized net rental income (rental revenues less Property related expenses) of $2,247 and $7,087, respectively, during the six months ended June 30, 2003 and 2002 and $3,909 during the quarter ended June 30, 2002, relating to this Property. In January 2003, the Partnership sold the Property in Angleton, Texas and recorded a loss on disposal of discontinued operations of approximately $1,400. The Partnership recorded a provision for write-down of assets in a previous year related to this Property.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There was no significant change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

                31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of August, 2003.


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

                 31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                 31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                 32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                 32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2