Form 10-Q
period 2003-09-30
CNL INCOME FUND LTD
filed 2003-11-13
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

   (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                    September 30, 2003
                                          --------------------------------------

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


                              CNL Income Fund, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                           59-2666264
-------------------------------------               --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
-------------------------------------               --------------------------
      (Address of principal executive offices)             (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                         September 30,          December 31,
                                                                             2003                   2002
                                                                       ------------------     ------------------


                             ASSETS

Real estate properties with operating leases, net                          $   3,557,459          $   3,637,099
Real estate held for sale                                                        759,285              1,061,365
Investment in joint ventures                                                     428,369                435,495
Cash and cash equivalents                                                        352,230                419,385
Receivables                                                                           --                 19,656
Due from related parties                                                          11,096                     --
Accrued rental income                                                             60,660                 54,479
Other assets                                                                       5,639                  4,172
                                                                       ------------------     ------------------

                                                                           $   5,174,738          $   5,631,651
                                                                       ==================     ==================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                        $     5,332             $      831
Real estate taxes payable                                                         11,324                 13,433
Distributions payable                                                            157,040                161,343
Due to related parties                                                           173,589                166,556
Rents paid in advance and deposits                                                33,414                 43,025
                                                                       ------------------     ------------------
    Total liabilities                                                            380,699                385,188

Partners' capital                                                              4,794,039              5,246,463
                                                                       ------------------     ------------------

                                                                           $   5,174,738          $   5,631,651
                                                                       ==================     ==================

            See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME





                                                                       Quarter Ended                  Nine Months Ended
                                                                       September 30,                    September 30,
                                                                   2003              2002           2003             2002
                                                               -------------     -------------  --------------  -------------

Revenues:
    Rental income from operating leases                           $ 116,164         $ 117,119      $  347,330       $  358,033
    Contingent rental income                                         13,778            11,004          16,264           28,947
    Interest and other income                                            --               786             226            7,745
                                                               -------------     -------------  --------------  ---------------
                                                                    129,942           128,909         363,820          394,725
                                                               -------------     -------------  --------------  ---------------
Expenses:
    General operating and administrative                             26,340            30,935          95,908          111,037
    Property related                                                  2,055                --           3,722            3,626
    State and other taxes                                                --                --           7,599            3,652
    Depreciation                                                     26,547            26,545          79,641           81,111
                                                               -------------     -------------  --------------  ---------------
                                                                     54,942            57,480         186,870          199,426
                                                               -------------     -------------  --------------  ---------------

Income Before Loss on Dissolution of Joint Venture, Gain on
    Sale of Real Estate Properties and Equity in Earnings
    of Joint Ventures                                                75,000            71,429         176,950          195,299

Loss on Dissolution of Joint Venture                                     --                --              --          (30,579 )

Gain on Sale of Real Estate Properties                                   --                --              --          348,026

Equity in Earnings of Joint Ventures                                 12,117            12,181          36,299          361,045
                                                               -------------     -------------  --------------  ---------------

Income from Continuing Operations                                    87,117            83,610         213,249          873,791
                                                               -------------     -------------  --------------  ---------------
Discontinued Operations:
    Income (Loss) from discontinued operations                       19,181           (58,031 )        56,839          (15,536 )
    Loss on disposal of discontinued operations                          --                --          (1,392 )             --
                                                               -------------     -------------  --------------  ---------------
                                                                     19,181           (58,031 )        55,447          (15,536 )
                                                               -------------     -------------  --------------  ---------------

Net Income                                                        $ 106,298         $  25,579      $  268,696       $  858,255
                                                               =============     =============  ==============  ===============

Income (Loss) Per Limited Partner Unit
    Continuing Operations                                          $   2.90          $   2.79       $    7.11        $   29.13
    Discontinued Operations                                            0.64             (1.94 )          1.85            (0.52 )
                                                               -------------     -------------  --------------  ---------------
                                                                   $   3.54          $   0.85       $    8.96        $   28.61
                                                               =============     =============  ==============  ===============

Weighted Average Number of Limited Partner
    Units Outstanding                                                30,000            30,000          30,000           30,000
                                                               =============     =============  ==============  ===============


           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                         Nine Months Ended          Year Ended
                                                                           September 30,           December 31,
                                                                                2003                   2002
                                                                        ---------------------    ------------------

General partners:
    Beginning balance                                                         $      340,768          $    340,768
    Net income                                                                            --                    --
                                                                        ---------------------    ------------------
                                                                                     340,768               340,768
                                                                        ---------------------    ------------------

Limited partners:
    Beginning balance                                                              4,905,695             6,141,384
    Net income                                                                       268,696               975,172
    Distributions ($24.04 and $73.70 per
       limited partner unit, respectively)                                          (721,120 )          (2,210,861 )
                                                                        ---------------------    ------------------
                                                                                   4,453,271             4,905,695
                                                                        ---------------------    ------------------

Total partners' capital                                                      $     4,794,039         $   5,246,463
                                                                        =====================    ==================

            See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   2003               2002
                                                                              ---------------    ---------------

  Net Cash Provided by Operating Activities                                      $   360,381         $  476,671
                                                                              ---------------    ---------------

  Cash Flows from Investing Activities:
      Proceeds from sale of assets                                                   297,887          1,064,259
      Liquidating distribution from joint venture                                         --            613,554
                                                                              ---------------    ---------------
         Net cash provided by investing activities                                   297,887          1,677,813
                                                                              ---------------    ---------------

  Cash Flows from Financing Activities:
      Distributions to limited partners                                             (725,423 )       (2,095,344 )
                                                                              ---------------    ---------------
         Net cash used in financing activities                                      (725,423 )       (2,095,344 )
                                                                              ---------------    ---------------

  Net Increase (Decrease) in Cash and Cash Equivalents                               (67,155 )           59,140

  Cash and Cash Equivalents at Beginning of Period                                   419,385            414,999
                                                                              ---------------    ---------------

  Cash and Cash Equivalents at End of Period                                     $   352,230         $  474,139
                                                                              ===============    ===============

  Supplemental Schedule of Non-Cash Investing and
      Financing Activities:

         Deferred real estate disposition fee incurred and
            unpaid at end of period                                               $    9,000         $   32,215
                                                                              ===============    ===============

         Distributions declared and unpaid at end of period                      $   157,040         $  161,342
                                                                              ===============    ===============

            See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


1.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

     These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund, Ltd. (the "Partnership") for the year ended December 31, 2002.

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

     In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.

2.       Reclassification

     Certain  items  in  the  prior  year's   financial   statements  have  been
     reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

                             CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


3.   Discontinued Operations

     During 2002, the Partnership identified for sale one property that was classified as Discontinued Operations in the accompanying financial statements. In January 2003, the Partnership sold the property in Angleton, Texas resulting in a loss on disposal of discontinued operations of approximately $1,400 during the nine months ended September 30, 2003. The Partnership had recorded a provision for write-down of assets in a previous year related to this property. As of September 30, 2003, the Partnership was negotiating an agreement to sell its property in Camp Hill, Pennsylvania. As a result, the property was reclassified from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

     The operating results of the discontinued operations for the above properties are as follows:

                                                               Quarter Ended             Nine Months Ended September
                                                               September 30,                         30,
                                                          2003               2002          2003            2002
                                                       ------------      -------------  ------------ -----------------

          Rental revenues                                 $ 22,131          $  29,785      $ 68,639       $    89,354
          Expenses                                          (2,950 )           (8,571 )     (11,800 )         (25,645 )
          Provision for write-down of assets                    --            (79,245 )          --           (79,245 )
                                                       ------------      -------------  ------------ -----------------
              Income (loss) from discontinued
                 operations                               $ 19,181         $  (58,031 )    $ 56,839       $   (15,536 )
                                                       ============      =============  ============ =================


4.   Related Party Transactions

     An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the nine months ended September 30, 2003 and 2002, the Partnership incurred deferred, subordinated real estate disposition fees of $9,000 and $32,215, respectively, as a result of the sale of one property during each period.

5.   Subsequent Event

     In October 2003, Chevy's, Inc., the tenant of the property in Vancouver, Washington which the Partnership owns as tenants-in-common with affiliates of the general partners, filed for Chapter 11 bankruptcy protection. The Partnership owns a 12.17% interest in this property. As of November 7, 2003, Chevy's, Inc. had neither rejected nor affirmed the lease related to this property.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985 to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2002, the Partnership owned ten Properties directly and one Property indirectly through a joint venture arrangement and one Property indirectly through a tenancy in common arrangement. As of September 30, 2003, the Partnership owned nine Properties directly and one Property indirectly through a joint venture arrangement and one Property indirectly through a tenancy in common arrangement.

Capital Resources

        Cash from operating activities was $360,381 and $476,671 for the nine months ended September 30, 2003 and 2002, respectively. The decrease in cash from operating activities during the nine months ended September 30, 2003, as compared to the same period of 2002, was the result of changes in the Partnership's working capital and changes in income and expenses.

        Other sources and uses of cash included the following during the nine months ended September 30, 2003.

        During the nine months ended September 30, 2003, the Partnership sold its Property in Angleton, Texas to a third party and received net sales proceeds of approximately $297,900 resulting in a loss of approximately $1,400. In connection with the sale, the Partnership incurred a deferred, subordinated disposition fee of $9,000. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed the net sales proceeds as a special distribution to the limited partners, as described below.

        At September 30, 2003, the Partnership had $352,230 in cash and cash equivalents, as compared to $419,385 at December 31, 2002. At September 30, 2003, these funds were held in demand deposit accounts at commercial banks. The funds remaining at September 30, 2003, will be used to pay distributions and other liabilities of the Partnership.

        In October 2003, Chevy's, Inc., the tenant of the Property in Vancouver, Washington which the Partnership owns as tenants-in-common with affiliates of the general partners, filed for Chapter 11 bankruptcy protection. The Partnership owns a 12.17% interest in this Property. As of November 7, 2003, Chevy's, Inc. had neither rejected nor affirmed the lease related to this Property. The lost revenues that would result if the lease were rejected, will have an adverse effect on the equity in earnings of joint ventures of the Partnership if the tenancy in common is not able to re-lease or sell the Property in a timely manner.

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

        The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine that funds are available for distribution. Based on current and anticipated future cash from operations and net proceeds from the sales of Properties, the Partnership declared distributions to limited partners of $721,120 and $2,049,519 for the nine months ended September 30, 2003 and 2002, respectively, ($157,040 and $161,342 for the quarters ended September 30, 2003 and 2002, respectively). This represents distributions of $24.04 and $68.31 per unit for the nine months ended September 30, 2003 and 2002, respectively, ($5.23 and $5.38 per unit for each applicable quarter). The distribution for the nine months ended September 30, 2003 included $250,000 of net sales proceeds from the 2003 sale of the Property in Angleton, Texas and the distribution for the nine months ended September 30, 2002 included $1,550,000 of net sales proceeds from the 2002 sale of the Properties in Mesquite, Texas and Orlando, Florida. The special distribution in 2003 was effectively a return of a portion of the limited partners' investment, although in accordance with the Partnership agreement, it was applied to the limited partners' unpaid cumulative 10% Preferred Return. The special distribution during 2002 was effectively a return of a portion of the limited partners investment, although, in accordance with the Partnership agreement, $468,077 was applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $1,081,923 was treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the return of capital, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) decreased; therefore, the amount of the limited partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of Properties in previous years and the current year, the Partnership's total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Due to the above mentioned sales of Properties and to current and anticipated future cash from operations, distributions of net cash flow were adjusted commencing during the quarters ended March 31, 2003 and 2002. No distributions were made to the general partners for the nine months ended September 30, 2003 and 2002. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

        Total liabilities, including distributions payable, were $380,699 at September 30, 2003, as compared to $385,188 at December 31, 2002. Liabilities at September 30, 2003, to the extent they exceed cash and cash equivalents, will be paid from anticipated future cash from operations, or in the event the general partners elect to make additional capital contributions or loans, from the future general partners' contributions or loans.

Long-Term Liquidity

        The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

        Total  rental  revenues  were  $347,330  during  the nine  months  ended
September 30, 2003, as compared to $358,033 during the same period of 2002, $116,164 and $117,119 of which were earned during the third quarters of 2003 and 2002, respectively. The decrease in rental revenues during the nine months ended September 30, 2003 was due to the sale of the Property in Mesquite, Texas in February 2002. Rental revenues are expected to remain at reduced amounts because the Partnership used the net sales proceeds to pay liabilities of the Partnership and to make distributions to the limited partners.

        The Partnership also earned $16,264 in contingent rental income for the nine months ended September 30, 2003, as compared to $28,947 for the same period of 2002, $13,778 and $11,004 of which were earned during the quarters ended September 30, 2003 and 2002, respectively. The decrease in contingent rental income during the nine months ended September 30, 2003 was attributable to the sale of the Property in Mesquite, Texas, the lease of which required the payment of contingent rent. The decrease in contingent rental income was partially offset by an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rental income.

        The Partnership also earned $36,299 attributable to net income earned by joint ventures during the nine months ended September 30, 2003, as compared to $361,045 during the same period of 2002, $12,117 and $12,181 of which were earned during the quarters ended September 30, 2003 and 2002, respectively. The decrease in net income earned by joint ventures during the nine months ended September 30, 2003, as compared to the same period of 2002, was the result of Sand Lake Road Joint Venture, in which the Partnership owned a 50% interest, selling its Property to the tenant in June 2002 at a gain of approximately $604,000. The Partnership dissolved the joint venture in accordance with the joint venture agreement.

        Operating expenses, including depreciation expense, were $186,870 during the nine months ended September 30, 2003, as compared to $199,426 during the same period of 2002, $54,942 and $57,480 of which were incurred during the quarters ended September 30, 2003 and 2002, respectively. The decrease in operating expenses during 2003 was primarily due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease in operating expenses was partially offset by higher state tax expense relating to several states in which the Partnership conducts business.

        During the nine months ended September 30, 2002, Sand Lake Road Joint Venture, in which the Partnership owned a 50% interest, sold its Property to the tenant in accordance with the purchase option under the lease agreement. The Partnership and the outside joint venture partner dissolved the joint venture in accordance with the joint venture agreement and recorded a loss of $30,579 on the dissolution.

        As a result of the sale of the Property in Mesquite, Texas, the Partnership recognized a gain of $348,026 during the nine months ended September 30, 2002. This Property was identified for sale as of December 31, 2001. Because this Property was identified for sale prior to the January 2002 implementation of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the results of operations relating to this Property were included as Income from Continuing Operations in the accompanying financial statements.

        During the year ended December 31, 2002, the Partnership identified for sale one Property that was classified as Discontinued Operations in the accompanying financial statements. In addition, in September 2003, the Partnership identified for sale its Property in Camp Hill, Pennsylvania. As a result, the Partnership reclassified the asset from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. As of November 7, 2003, the sale had not occurred.

        The Partnership recognized net rental losses (rental revenues less Property related expenses and provision for write-down of assets) of $58,031 and $15,536 during the quarter and nine months ended September 30, 2002, respectively, relating to these two Properties. The net rental loss during the quarter and nine months ended September 30, 2002, was a result of the Partnership recording a provision for write-down of assets of approximately $79,200 relating to the Property in Angleton, Texas. The provision represented the difference between the carrying value of the Property and its estimated fair value. In January 2003, the Partnership sold the Property in Angleton, Texas and recorded a loss on disposal of discontinued operations of approximately $1,400. The Partnership recognized net rental income of $56,839 during the nine months ended September 30, 2003, relating to the Properties in Angleton, Texas and Camp Hill, Pennsylvania and net rental income of $19,181 during the quarter ended September 30, 2003 relating to the Property in Camp Hill, Pennsylvania.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.



        In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.

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


            (b)  Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended September 30, 2003.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of November, 2003.


                                          CNL INCOME FUND, LTD.

                                          By:    CNL REALTY CORPORATION
                                                 General Partner


                                          By:   /s/ James M. Seneff, Jr.
                                                ------------------------
                                                JAMES M. SENEFF, JR.
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                          By:   /s/ Robert A. Bourne
                                                ------------------------
                                                ROBERT A. BOURNE
                                                President and Treasurer
                                                (Principal Financial and
                                                 Accounting Officer)


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