Form 10-K
period 2003-12-31
CNL INCOME FUND LTD
filed 2004-03-30
CIK 788338

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-15666

                              CNL INCOME FUND, LTD.
             (Exact name of registrant as specified in its charter)

         Florida                                      59-2666264
(State or other jurisdiction of             I.R.S. Employer Identification No.)
 incorporation or organization)

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

         As of December 31, 2000, the Partnership owned 11 Properties directly and owned three Properties indirectly through joint venture or tenancy in common arrangements. During 2001, the Partnership distributed the majority of the net sales proceeds from the 2000 sale of the Property in Salisbury, Maryland as a special distribution to the Limited Partners and used the remaining net sales proceeds to pay Partnership liabilities. During 2002, the Partnership sold its Property in Mesquite, Texas to a third party and distributed the net sales proceeds as a special distribution to the Limited Partners. In addition, during 2002, the Partnership and the joint venture partner liquidated Sand Lake Joint Venture and the Partnership received its pro rata share of the liquidation proceeds from the joint venture. During 2003, the Partnership sold its Property in Angleton, Texas to the tenant and distributed the net sales proceeds to the Limited Partners. As of December 31, 2003, the Partnership owned nine Properties directly and held interest in one Property owned by a joint venture in which the Partnership is a co-venturer and one Property owned with affiliates of the General Partners as tenants-in-common. Generally, the Properties are leased on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income taxes. Certain lessees also have been granted options to repurchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property or joint venture purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and joint ventures in which the Partnership is a co-venturer provide for initial lease terms, ranging from 10 to 20 years (the average being 16 years), and expire between 2006 and 2018. Generally, the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $16,000 to $222,800. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, certain leases provide for increases in the annual base rent during the lease term.

         Generally, the leases of the Properties provide for two to five successive five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of five of the Partnership's 11 Properties also have been granted options to purchase Properties at the Property's then fair market value, or pursuant to a formula based on the original cost of the Property, after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised. Additionally, certain leases provide the lessees the option to purchase up to a 49% joint venture interest in the Property, after a specified portion of the lease term has elapsed, at an option purchase price similar to those described above multiplied by the percentage interest in the Property with respect to which the option is being exercised.

         The leases provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In October 2003, Chevy's, Inc., the tenant of the property in Vancouver, Washington which the Partnership owns as tenants-in-common with affiliates of the general partners, filed for Chapter 11 bankruptcy protection. The Partnership owns a 12.17% interest in this property. As of March 12, 2004, Chevy's, Inc. had neither rejected nor affirmed the lease related to this property.

         In February 2004, American Hospitality Concepts, Inc., the parent company of Ground Round, Inc., filed for Chapter 11 bankruptcy protection. Ground Round, Inc. leases one Property from the Partnership. As of March 12, 2004, Ground Round, Inc. had neither rejected nor affirmed the lease related to this Property.

Major Tenants

         During 2003, AJZ, Inc., Wen-Atlanta, Inc., Wendy's Old Fashioned Hamburgers of New York, Inc., The Ground Round, Inc. and JMJ, LLC., each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of the total rental revenues from the Property owned by the joint venture and the Property owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2003, AJZ, Inc., Wen-Atlanta, Inc., Wendy's Old Fashioned Hamburgers of New York, Inc., The Ground Round, Inc. and JMJ, LLC., were each the lessee under a lease relating to one restaurant. It is anticipated that based on the minimum rental payments required by the leases, these five lessees will each continue to contribute 10% or more of the Partnership's total rental revenues in 2004. In addition, three Restaurant Chains, A.J. Gators Restaurants, Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), and The Ground Round each accounted for more than 10% of the Partnership's total rental revenues in 2003 (including the Partnership's share of the total rental revenues from the Property owned by the joint venture and the Property owned with affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that each of these Restaurant Chains will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner. No single tenant or groups of affiliated tenants lease Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2003:

                 Entity Name             Year      Ownership               Partners                   Property

        Orange Avenue Joint Venture      1986       50.00 %     Various third party partners     Orlando, FL


                 Entity Name             Year      Ownership               Partners                   Property

        CNL  Income  Fund,  Ltd.,  CNL   1997       12.17 %     CNL Income  Fund II,  Ltd.  CNL  Vancouver, WA
             Income  Fund  II,   Ltd.,                          Income Fund V, Ltd.  CNL Income
             CNL Income  Fund V, Ltd.,                          Fund VI, Ltd.
             and CNL  Income  Fund VI,
             Ltd., Tenants in Common

         Each joint venture or tenancy in common was formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the entity or Property. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the entity or Property.

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

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

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

Certain Management Services

         RAI Restaurants, Inc. ("the Advisor"), an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one-half of one percent of Partnership assets (valued at cost) under management, not to exceed the lesser of one percent of gross rental revenues or competitive fees for comparable services. Under the property management agreement, the property management fee is subordinated to receipt by the Limited Partners of an aggregate, ten percent, noncumulative, noncompounded annual return on their adjusted capital contributions (the "10% Preferred Return"), calculated in accordance with the Partnership's limited partnership agreement (the "Partnership Agreement"). In any year in which the Limited Partners have not received the 10% Preferred Return, no property management fee will be paid.

         The property management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

         During 2003, CNL Capital Management, Inc., ("CCM"), a wholly owned subsidiary of CNL Financial Group, Inc., began providing certain strategic advisory services to the General Partners relative to the Partnership's business. CCM is not reimbursed for these services by the Partnership. CCM also began providing some accounting and portfolio management services to the Partnership during 2003, through a subcontract with the Advisor.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Employees

         The  Partnership   has  no  employees.   The  officers  of  CNL  Realty
Corporation, the officers and employees of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.), the parent company of the Advisor, and the officers and employees of CCM perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2.  Properties

         As of December 31, 2003, the Partnership owned 11 Properties. Of the 11 Properties, nine are owned by the Partnership in fee simple, one is owned through a joint venture arrangement and one is owned through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its Partnership Agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 16,200 to 58,500 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, either directly or indirectly, as of December 31, 2003 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation.


               State                        Number of Properties

               Alabama                                 1
               Arizona                                 2
               Florida                                 1
               Georgia                                 1
               Louisiana                               1
               Oklahoma                                1
               Pennsylvania                            1
               Texas                                   1
               Virginia                                1
               Washington                              1
                                                 --------------
               TOTAL PROPERTIES                       11
                                                 ==============

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The Partnership's buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 1,900 to 7,400 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2003, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using depreciable lives of 19, 31.5, and 39 years for federal income tax purposes.

         As of December 31, 2003, the aggregate cost of the Properties owned, either directly or indirectly, by the Partnership and joint ventures (including the Property owned through a tenancy in common arrangement) for federal income tax purposes was $5,897,292 and $2,705,664, respectively.

         The following table lists the Properties owned by the Partnership, either directly or indirectly, as of December 31, 2003 by Restaurant Chain.

                Properties                         Number of Properties

                Chevy's Fresh Mex                            1
                Ground Round                                 1
                Pizza Hut                                    2
                Wendy's                                      4
                Other                                        3
                                                       --------------
                TOTAL PROPERTIES                            11
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

Leases

         The Partnership leases the majority of the Properties to operators of Restaurant Chains. The Properties are generally leased on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance.

         The following is a schedule of the average annual rent per Property and occupancy rates for each of the years ended December 31:

                          2003         2002             2001            2000              1999
                      -------------  ------------    -------------   -------------    -------------

Rental Revenues (1)      $ 651,706     $ 731,860        $ 871,579     $ 1,047,257      $ 1,126,114
Properties                      11            12               14              14               16
Average Rent per
     Property            $  59,246     $  60,988        $  62,256       $  74,804        $  70,382
Occupancy Rate                100%          100%             100%            100%             100%


(1) Rental revenues include the Partnership's share of rental revenues from the Property owned indirectly through a joint venture and a tenancy in common arrangement.

         The following is a schedule of lease expirations for leases in place as of December 31, 2003 for each year for the next ten years and thereafter.

                                                                                Percentage of
             Expiration           Number               Annual Rental            Gross Annual
                Year            of Leases               Revenues                Rental Income
             -------------   ----------------       ------------------    --------------------------

              2004                        --                $      --               --
              2005                        --                       --               --
              2006                         3                  191,069              31.31%
              2007                         1                   15,960               2.62%
              2008                        --                       --               --
              2009                        --                       --               --
              2010                         1                   56,974               9.34%
              2011                         3                  175,056              28.68%
              2012                         1                   29,920               4.90%
              2013                        --                       --               --
              Thereafter                   2                  141,323              23.15%
                             ----------------       ------------------        ----------------
              Totals                      11              $   610,302             100.00%
                             ================       ==================        ================

Leases with Major Tenants

         The terms of the leases with the Partnership's major tenants as of December 31, 2003 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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

         The Ground Round, Inc. leases one Ground Round restaurant. The initial term of the lease is 20 years (expiring in 2017) and the minimum base annual rent is approximately $88,500. In February 2004, American Hospitality Concepts, Inc., the parent company of Ground Round, Inc., filed for bankruptcy, as described above.

         JMJ, LLC. leases one Wendy's restaurant. The initial term of the lease is 19 years (expiring in 2018) and the minimum base annual rent is approximately $52,800.

Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners, nor any affiliate of the Partnership, nor any of their respective properties, is a party to, or subject to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 12, 2004, there were 1,048 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2003, Limited Partners who wished to sell their Units could have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), could have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From January 1997 through April 1998, due primarily to sales of Properties in prior years, the price paid for any Unit transferred pursuant to the Plan was $422 per Unit. Effective with the date of sale of the Property in Kissimmee, Florida, the price paid for any Unit transferred pursuant to the Plan ranged from $246 to $410. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2003 and 2002 other than pursuant to the Plan, net of commissions.

                                                2003 (1)                            2002 (1)
                                     -------------------------------    ----------------------------------
                                     High       Low        Average       High        Low        Average
                                     ------    -------    ----------    -------     -------    -----------

           First Quarter               (2)        (2)           (2)     $232          $175           $195
           Second Quarter             $175       $175          $175        (2)         (2)            (2)
           Third Quarter               246        183           225        209         209            209
           Fourth Quarter              164        164           164        (2)         (2)            (2)

(1) A total of 180 and 160 Units were transferred other than pursuant to the Plan for the years ended December 31, 2003 and 2002, respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $500. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 2003 and 2002, the Partnership declared cash distributions of $878,160 and $2,210,861 respectively, to the Limited Partners. Distributions during the year ended December 31, 2003 included $250,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the Property in Angleton, Texas. Distributions during the year ended December 31, 2002 included $1,550,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the Property in Mesquite, Texas and the liquidation proceeds from Sand Lake Joint
Venture. The special distribution in 2003 was effectively a return of the limited partners' investment, although in accordance with the Partnership agreement, it was applied to the limited partners' unpaid cumulative 10% Preferred Return. The special distribution in 2002 was effectively a return of a portion of the Limited Partners' investment; although, in accordance with the Partnership agreement, $468,077, was applied towards the 10% Preferred Return, on a cumulative basis, and the balance of $1,081,923 was treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the return of capital and the returns of capital in prior years, the amount of the Limited Partners' invested capital contributions (which generally is the Limited Partners' capital contributions, less distributions from the sale of Properties that are considered to be a return of capital) was decreased; therefore, the amount of the Limited Partners' invested capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of these Properties, the Partnership's total revenues were reduced during 2003 and 2002 and are expected to remain reduced in subsequent years, while the majority of the Partnership's operating expenses remain fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarters ended March 31, 2003 and 2002. No distributions have been made to the General Partners to date.

         As indicated in the chart below, distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

               Quarter Ended                   2003            2002
            --------------------           --------------   -------------

            March 31                           $ 407,040      $1,069,399
            June 30                              157,040         818,778
            September 30                         157,040         161,342
            December 31                          157,040         161,342

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

(b) Not applicable.


Item 6.  Selected Financial Data

Year Ended December 31:                          2003           2002           2001         2000          1999
                                             -------------- -------------- ------------- ------------ --------------

Continuing Operations (4):
   Revenues                                     $  447,305     $  473,348    $  664,900   $  830,665     $  897,198
   Equity in earnings of unconsolidated
      joint ventures                                47,643        373,110        95,251       95,658         95,251
   Income from continuing operations (1)           271,156        919,870       496,695      981,192        945,653

Discontinued Operations (4):
   Revenues                                        147,744        179,252       176,221      177,694        177,212
   Income from and loss on disposal
      of discontinued operations (3)                66,359         55,302       129,622      131,327        130,118

     Net income                                    337,515        975,172       626,317    1,112,519      1,075,771

Income per Unit:
     Continuing operations                    $       9.04      $   30.66    $    16.56     $  32.71      $   31.52
     Discontinued operations                          2.21           1.85          4.32         4.37           4.34
                                             -------------- -------------- ------------- ------------ --------------
                                             $       11.25     $    32.51    $    20.88     $  37.08      $   35.86
                                             ============== ============== ============= ============ ==============

     Cash distributions declared (2):        $     878,160    $ 2,210,861    $1,428,668  $ 2,162,878     $1,067,928

     Cash distributions declared per
       Unit (2)                                      29.27          73.70         47.62        72.10          35.60

At December 31:
    Total assets                             $   5,082,704   $  5,631,651  $  6,884,715  $ 7,672,948     $8,825,685
    Total partners' capital                      4,705,818      5,246,463     6,482,152    7,284,503      8,334,862

(1) Income from continuing operations for the years ended December 31, 2002, 2000, and 1999 includes $348,026, $306,715, and $315,649, respectively, from gains on sale of real estate properties.

(2) Income from discontinued operations for the years ended December 31, 2003 and 2002 include provisions for write-down of assets of $55,433 and $79,245, respectively.

(3) Certain items in the prior years' financial data have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on November 26, 1985, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of Restaurant Chains. The leases are generally triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $16,000 to $222,800. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         As of December 31, 2001, the Partnership owned 11 Properties directly and owned three Properties indirectly through joint venture or tenancy in common arrangements. As of December 31, 2002 and 2003, the Partnership directly owned 10 and nine Properties, respectively and owned two Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $490,794, $583,258, and $831,136 for the years ended December 31, 2003, 2002, and 2001, respectively. The decrease in cash from operating activities during 2003, as compared to the previous year, was a result of changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues resulting from the sales of Properties and changes in operating and Property related expenses. The decrease in cash from operating activities during 2002 as compared to the previous year, was primarily a result of changes in income and expenses, such as changes in rental revenues.

         Other sources and uses of cash included the following during the years ended December 31, 2003, 2002, and 2001.

         During 2002, the Partnership sold its Property in Mesquite, Texas to a third party and received net sales proceeds of approximately $1,064,300, resulting in a gain of $348,026. In connection with the sale, the Partnership incurred deferred, real estate disposition fees of $32,215. Payment of the real estate disposition fee is subordinated to receipt by the Limited Partners of their 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed the net sales proceeds as a special distribution to the Limited Partners, as described below.

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

         In January 2003, the Partnership sold its Property in Angleton, Texas and received net sales proceeds of approximately $297,900 resulting in a loss of approximately $1,400. In connection with the sale, the Partnership incurred deferred, real estate disposition fees of $9,000. Payment of the real estate disposition fee is subordinated to receipt by the Limited Partners of their 10% Preferred Return, plus their adjusted capital contributions. The Partnership distributed the net sales proceeds as a special distribution to the Limited Partners, as described below.

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

         At December 31, 2003, the Partnership had $325,603 in cash and cash equivalents as compared to $419,385 at December 31, 2002. At December 31, 2003, these funds were held in a non-interest bearing demand deposit account at a commercial bank. The funds remaining at December 31, 2003, will be used toward the payment of distributions and other liabilities of the Partnership.

         In October 2003, Chevy's, Inc., the tenant of the Property in Vancouver, Washington which the Partnership owns as tenants-in-common with affiliates of the general partners, filed for Chapter 11 bankruptcy protection. The Partnership owns a 12.17% interest in this Property. As of March 12, 2004, Chevy's, Inc. had neither rejected nor affirmed the lease related to this Property. The lost revenues that would result if the lease were rejected, will have an adverse effect on the equity in earnings of joint ventures of the Partnership if the tenancy in common is not able to re-lease or sell the Property in a timely manner.

         In December 2003, the Partnership entered into an agreement with the tenant to sell its Property in Oklahoma City, Oklahoma. In February 2004, the Partnership sold the Property and received net sales proceeds of approximately $447,600 resulting in no gain or loss on the sale. The Partnership had recorded a provision for write-down of assets relating to this Property during 2003. The General Partners intend to use the proceeds received from the sale for distributions to the Limited Partners and to pay Partnership liabilities.

         In February 2004, American Hospitality Concepts, Inc., the parent company of Ground Round, Inc., filed for Chapter 11 bankruptcy protection. Ground Round, Inc. leases one Property from the Partnership. As of March 12, 2004, Ground Round, Inc. had neither rejected nor affirmed the lease related to this Property. The lost revenues that would result if the lease were to be rejected would have an adverse effect on the results of operations of the Partnership if the Partnership is not able to re-lease or sell the Property in a timely manner.

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

         The General Partners have the right, but not the obligation, to make additional capital contributions or loans if they deem it appropriate in connection with the operations of the Partnership.

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

         The Partnership generally distributes cash from operating activities remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based primarily on current and anticipated future cash from operating activities, and for 2003, 2002 and 2001 proceeds from the sale of Properties as described above, the Partnership declared distributions to Limited Partners of $878,160, $2,210,861, and $1,428,668, for 2003, 2002 and 2001,
respectively. This represents distributions of $29.27, $73.70, and $47.62, per Unit for the years ended December 31, 2003, 2002 and 2001, respectively. Distributions during 2003, 2002 and 2001 included $250,000, $1,550,000 and $600,000, respectively, of net sales proceeds from the sale of the Properties in Angleton, Texas, Mesquite, Texas, and Salisbury, Maryland. These special distributions were effectively a return of a portion of the Limited Partners investment; although, in accordance with the Partnership Agreement, $250,000, $468,077 and $183,820, respectively, was applied towards the 10% Preferred Return, on a cumulative basis, and the balances of $1,081,923 and $416,180 in 2002 and 2001, respectively were treated as a return of capital for purposes of calculating the 10% Preferred Return. As a result of the sales of these Properties, the Partnership's total revenues were reduced during 2003, 2002, and 2001, and are expected to remain reduced in subsequent years, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted commencing during the quarters ended March 31, 2001, 2002 and 2003. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2002, and 2001.

         As of December 31, 2003, 2002, and 2001, the Partnership owed $5,659, $7,846, and $3,783, respectively, to affiliates for operating expenses and accounting and administrative services. As of March 12, 2004, the Partnership had reimbursed the affiliates for these amounts. In addition, as of December 31, 2003, the Partnership owed affiliates $167,710 in real estate disposition fees as a result of services rendered in connection with the sales of one Property in 2003 and six Properties in previous years. The payment of such fees is deferred until the Limited Partners have received the sum of their cumulative 10% Preferred Return and their adjusted capital contributions. Other liabilities, including distributions payable, decreased to $203,517 at December 31, 2003, from $218,632 at December 31, 2002. The decrease was primarily the result of a decrease in real estate taxes payable and distributions payable at December 31, 2003. Liabilities to the extent they exceed cash and cash equivalents will be paid from anticipated future cash from operating activities, or in the event the general partners elect to make additional capital contributions or loans, from the general partner's future contributions or loans.

Off-Balance Sheet Transactions

         The Partnership holds interests in various unconsolidated joint venture and tenancy in common arrangements that are accounted for using the equity method. The General Partners do not believe that any such interest would constitute an off-balance sheet arrangement requiring any additional disclosures under the provisions of the Sarbanes-Oxley Act of 2002.

Contractual Obligations, Contingent Liabilities, and Commitments

         The Partnership has no contractual obligations, contingent liabilities, or commitments as of December 31, 2003.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, when the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.


Results of Operations

Comparison of year ended December 31, 2003 to year ended December 31, 2002

         Rental revenues from continuing operations were $406,462 for the year ended December 31, 2003 as compared to $417,164 for the same period of 2002. The decrease in rental revenue from continuing operations during 2003 was due to the sale of the Mesquite, Texas Property in February 2002. Rental revenues from continuing operations are expected to remain at reduced amounts because the Partnership used the net sales proceeds to pay liabilities of the Partnership and to make distributions to the limited partners.

         The Partnership also earned $40,617 in contingent rental income for the year ended December 31, 2003 as compared to $49,919 for the same period of 2002. The decrease in contingent rental income was primarily attributable to the sale of the Mesquite, Texas Property in 2002, the lease of which required the payment of contingent rent. The decrease during 2003 was partially offset by an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         For the years ended December 31, 2003 and 2002, the Partnership earned $47,643 and $373,110, respectively, attributable to net income earned by the joint venture and one Property owned indirectly with affiliates of the General Partners. Net income in 2002 was higher due to the fact that in June 2002, Sand Lake Road Joint Venture, in which the Partnership owned a 50% interest, sold its Property to the tenant and received net sales proceeds of $1,227,100, resulting in a gain of approximately $604,000. The Partnership dissolved the joint venture in accordance with the joint venture agreement and recorded an approximate $30,600 loss on the dissolution. The Partnership received $613,554 representing its pro rata share of the liquidation proceeds from the joint venture.

         During 2003, AJZ, Inc., Wen-Atlanta, Inc., Wendy's Old Fashioned Hamburgers of New York, Inc., The Ground Round, Inc. and JMJ, LLC., each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of the total rental revenues from the Property owned by the joint venture and the Property owned with affiliates of the General Partners as tenants-in-common). As of December 31, 2003, AJZ, Inc., Wen-Atlanta, Inc., Wendy's Old Fashioned Hamburgers of New York, Inc., The Ground Round, Inc. and JMJ, LLC., were each the lessee under a lease relating to one restaurant. It is anticipated that based on the minimum rental payments required by the leases, these five lessees will each continue to contribute 10% or more of the Partnership's total rental revenues in 2004. In addition, three Restaurant Chains, A.J. Gators Restaurants, Wendy's Old Fashioned Hamburger Restaurants ("Wendy's"), and The Ground Round each accounted for more than 10% of the Partnership's total rental revenues in 2003 (including the Partnership's share of the total rental revenues from the Property owned by the joint venture and the Property owned with affiliates of the General Partners as tenants-in-common). In 2004, it is anticipated that each of these Restaurant Chains will continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of its leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2003 and 2002, the Partnership also earned $226 and $6,265, respectively, in interest and other income. The decrease in interest and other income during 2003, as compared to the same period of 2002, was primarily attributable to a decrease in the average cash balance due to the payment of a special distribution of $250,000 to the limited partners, during 2003 and due to a decline in interest rates.

         Operating expenses, including depreciation and amortization expense, were $223,792 and $244,035 for the years ended December 31, 2003 and 2002, respectively. The decrease in operating expenses during 2003 was primarily due to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. The decrease in operating expenses was partially offset by higher state tax expense relating to several states in which the Partnership conducts business.

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

         As of December 31, 2003, the Partnership identified and sold one Property and identified two additional Properties that are classified as discontinued operations in the accompanying financial statements. During 2003, the Partnership sold its Property in Angleton, Texas, resulting in a loss of approximately $1,400. As of December 31 2003, the Partnership was negotiating separate agreements with the tenants to sell the Properties in Camp Hill, Pennsylvania and Oklahoma City, Oklahoma. During 2003, the Partnership recorded a provision for write-down of assets in the amount of $55,433 related to the Property in Oklahoma City. The provision represented the difference between the carrying value of the Property and its estimated fair value. The financial results of these Properties were classified as discontinued operations in the accompanying financial statements.

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Rental revenues from continuing operations were $417,164 for the year ended December 31, 2002 as compared to $534,261 for the same period of 2001. Rental revenues from continuing operations were lower because during 2001 the Partnership re-leased the Properties in Virginia Beach, Virginia; Jasper, Alabama and Eunice, Louisiana to three new tenants and rents under the new leases are lower than rents due under the previous leases. Therefore, the Partnership expects that rental revenue from continuing operations in future periods will remain at reduced amounts. However, the General Partners do not anticipate that the decrease in rental revenue from continuing operations will have a material adverse affect on the Partnership's financial position or results of operations. In addition, the decrease in rental revenue from continuing operations during 2002 was partially due to the sale of the Mesquite, Texas Property in February 2002.

         The Partnership also earned $49,919 in contingent rental income for the year ended December 31, 2002 as compared to $44,692 for the same period of 2001. The increase in contingent rental income during 2002 was attributable to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         For the years ended December 31, 2002 and 2001, the Partnership earned $373,110 and $95,251, respectively, attributable to net income earned by the joint ventures and one Property owned indirectly with affiliates of the General Partners. The increase in net income in 2002 as compared to 2001 was attributable to the fact that in June 2002, Sand Lake Road Joint Venture, in which the Partnership owned a 50% interest, sold its Property to the tenant at a gain, as described above.

         During the years ended December 31, 2002 and 2001, the Partnership also earned $6,265 and $25,189 respectively, in interest and other income. The decrease in interest and other income during 2002, as compared to the same period of 2001, was primarily attributable to a decrease in the average cash balance due to the payment of a special distribution of $1,550,000 to the limited partners, during 2002 and due to a decline in interest rates.

         Operating expenses, including depreciation and amortization expense, were $244,035 and $263,456 for the years ended December 31, 2002 and 2001, respectively. The decrease in operating expenses during 2002 was primarily due to a decrease in depreciation expense as the result of the sale of the Property in Mesquite, Texas.

         The General Partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

         The Partnership's leases as of December 31, 2003, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation has had a minimal effect on results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint venture, which is currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.  Financial Statements and Supplementary Data

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                        Page

Report of Independent Certified Public Accountants                       18

Financial Statements:

     Balance Sheets                                                      19

     Statements of Income                                                20

     Statements of Partners' Capital                                     21

     Statements of Cash Flows                                         22-23

     Notes to Financial Statements                                    24-35

               Report of Independent Certified Public Accountants




To the Partners
CNL Income Fund, Ltd.


In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund, Ltd. (a Florida limited partnership) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership  adopted  Statement  of  Financial   Accounting  Standards  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."



/s/ PricewaterhouseCoopers LLP



Orlando, Florida
March 24, 2004

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                       December 31,
                                                                              2003                     2002
                                                                        ------------------      -------------------

                           ASSETS

  Real estate properties with operating leases, net                         $   3,076,606            $   3,168,873
  Real estate held for sale                                                     1,193,335                1,567,239
  Investment in joint ventures                                                    430,221                  435,495
  Cash and cash equivalents                                                       325,603                  419,385
  Receivables                                                                      24,353                   19,656
  Accrued rental income                                                            29,034                   16,831
  Other assets                                                                      3,552                    4,172
                                                                        ------------------      -------------------

                                                                            $   5,082,704            $   5,631,651
                                                                        ==================      ===================

             LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable and accrued expenses                                       $     2,652               $      831
  Real estate taxes payable                                                         3,700                   13,433
  Distributions payable                                                           157,040                  161,343
  Due to related parties                                                          173,369                  166,556
  Rents paid in advance and deposits                                               40,125                   43,025
                                                                        ------------------      -------------------
           Total liabilities                                                      376,886                  385,188

  Partners' capital                                                             4,705,818                5,246,463
                                                                        ------------------      -------------------

                                                                            $   5,082,704            $   5,631,651
                                                                        ==================      ===================

                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                Year Ended December 31,
                                                                      2003               2002              2001
                                                                 ----------------   ---------------   ----------------

 Revenues:
      Rental income from operating leases                            $   406,462       $   417,164        $   534,261
      Contingent rental income                                            40,617            49,919             44,692
      Lease termination income                                                --                --             60,758
      Interest and other income                                              226             6,265             25,189
                                                                 ----------------   ---------------   ----------------
                                                                         447,305           473,348            664,900
                                                                 ----------------   ---------------   ----------------
 Expenses:
      General operating and administrative                               120,203           136,719            122,338
      Property related                                                     3,723             9,832             20,032
      State and other taxes                                                7,599             3,743             11,089
      Depreciation and amortization                                       92,267            93,741            109,997
                                                                 ----------------   ---------------   ----------------
                                                                         223,792           244,035            263,456
                                                                 ----------------   ---------------   ----------------

 Income before gain on sale of assets, equity in earnings
      of unconsolidated joint ventures and loss on dissolution
      of joint ventures                                                  223,513           229,313            401,444

 Gain on sale of assets                                                       --           348,026                 --

 Equity in earnings of unconsolidated joint ventures                      47,643           373,110             95,251

 Loss on dissolution of joint venture                                         --           (30,579  )              --
                                                                 ----------------   ---------------   ----------------

 Income from continuing operations                                       271,156           919,870            496,695
                                                                 ----------------   ---------------   ----------------

 Discontinued operations
      Income from discontinued operations                                 67,751            55,302            129,622
      Loss on disposal of discontinued operations                         (1,392  )             --                 --
                                                                 ----------------   ---------------   ----------------
                                                                          66,359            55,302            129,622
                                                                 ----------------   ---------------   ----------------

 Net income                                                          $   337,515       $   975,172        $   626,317
                                                                 ================   ===============   ================

 Income per limited partner unit
      Continuing operations                                           $     9.04        $    30.66         $    16.56
      Discontinued operations                                               2.21              1.85               4.32
                                                                 ----------------   ---------------   ----------------

                                                                      $    11.25        $    32.51         $    20.88
                                                                 ================   ===============   ================

 Weighted average number of
      limited partner units outstanding                                   30,000            30,000             30,000
                                                                 ================   ===============   ================

                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2003, 2002, and 2001

                                             General Partners                                           Limited Partners
                                   --------------------------------------   --------------------------------------------------------
                                                          Accumulated                                               Accumulated
                                     Contributions         Earnings         Contributions       Distributions         Earnings
                                   ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2000              $    193,400        $   147,368       $  12,254,281      $ (19,832,876 )     $  16,185,470

    Distributions to limited
       partners ($47.62 per
       limited partner unit)                      --                 --            (416,180 )       (1,012,488 )                --
    Net income                                    --                 --                  --                 --             626,317
                                   ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2001                   193,400            147,368          11,838,101        (20,845,364 )        16,811,787

    Distributions to limited
       partners ($73.70 per
       limited partner unit)                      --                 --          (1,081,923 )       (1,128,938 )                --
    Net income                                    --                 --                  --                 --             975,172
                                   ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2002                   193,400            147,368          10,756,178        (21,974,302 )        17,786,959

    Distributions to limited
       partners ($29.27 per
       limited partner unit)                      --                 --                  --           (878,160 )                --
    Net income                                    --                 --                  --                 --             337,515
                                   ------------------   ----------------   -----------------   ----------------   -----------------

Balance, December 31, 2003              $    193,400        $   147,368       $  10,756,178      $ (22,852,462 )     $  18,124,474
                                   ==================   ================   =================   ================   =================

                See accompanying notes to financial statements.

----------------
   Syndication
      Costs            Total
  --------------   --------------

   $ (1,663,140 )     $7,284,503



             --       (1,428,668 )
             --          626,317
  --------------   --------------

     (1,663,140 )      6,482,152



             --       (2,210,861 )
             --          975,172
  --------------   --------------

     (1,663,140 )      5,246,463



             --         (878,160 )
             --          337,515
  --------------   --------------

   $ (1,663,140 )     $4,705,818
  ==============   ==============

                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                              Years Ended December 31,
                                                                      2003               2002              2001
                                                                 ---------------    ---------------    --------------

Cash Flows from Operating Activities:
      Net income                                                     $  337,515     $     975,172         $  626,317

                                                                 ---------------    ---------------    --------------
Adjustments to reconcile net income to net cash provided by
      operating activities:
         Depreciation                                                   116,827            137,107           154,096
         Amortization                                                        --                208             2,500
         Equity in earnings of unconsolidated joint
             ventures, net of distributions                               5,274           (291,907 )          17,136
         Loss (gain) on sale of assets                                    1,392           (348,026 )              --
         Provision for write-down of assets                              55,433             79,245                --
         Loss on dissolution of joint venture                                --             30,579                --
         Decrease (increase) in receivables                              (4,712 )           15,200             8,927
         Increase in due from related parties                                15              1,559                --
         Increase in accrued rental income                               (8,571 )          (10,920 )          (5,688 )
         Decrease (increase) in other assets                                620             (1,193 )           6,440
         Increase (decrease) in accounts
             payable and accrued expenses and
             escrowed real estate taxes payable                          (7,912 )           (4,264 )           4,582
         Increase (decrease) in due to related parties                   (2,187 )            4,063             1,299
         Increase (decrease) in rents paid in
             advance and deposits                                        (2,900 )           (3,565 )          15,527
                                                                 ---------------    ---------------    --------------
                Total adjustments                                       153,279           (391,914 )         204,819
                                                                 ---------------    ---------------    --------------

Net cash provided by operating activities                               490,794            583,258           831,136

Cash Flows from Investing Activities:
      Proceeds from sale of real estate properties                      297,887          1,064,259                --
      Liquidating distribution from joint venture                            --            613,554                --
                                                                 ---------------    ---------------    --------------
         Net cash provided by investing activities                      297,887          1,677,813                --
                                                                 ---------------    ---------------    --------------

Cash Flows from Financing Activities:
      Distributions to limited partners                                (882,463 )       (2,256,685 )      (1,435,958 )
                                                                 ---------------    ---------------    --------------
         Net cash used in financing activities                         (882,463 )       (2,256,685 )      (1,435,958 )
                                                                 ---------------    ---------------    --------------

Net increase (decrease) in cash and cash equivalents                    (93,782 )            4,386          (604,822 )

Cash and cash equivalents at beginning of year                          419,385            414,999         1,019,821
                                                                 ---------------    ---------------    --------------

Cash and cash equivalents at end of year                             $  325,603         $  419,385        $  414,999
                                                                 ===============    ===============    ==============

                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                              Years Ended December 31,
                                                                      2003               2002              2001
                                                                 ---------------    ---------------    --------------


Supplemental schedule of non-cash investing and financing activities:

         Deferred real estate disposition fee
             incurred and unpaid at end of year                       $   9,000         $   32,215           $    --
                                                                 ===============    ===============    ==============

         Distributions declared and unpaid at
             December 31                                             $  157,040         $  161,343        $  207,167
                                                                 ===============    ===============    ==============

                See accompanying notes to financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies

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

         Real Estate and Lease Accounting - The Partnership records the acquisitions of real estate properties at cost, including acquisition and closing costs. Real estate properties are generally leased to third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 2003, 2002 and 2001 tenants paid, or are expected to pay, directly to real estate taxing authorities approximately $68,200, $75,600 and $73,900 in estimated real estate taxes in accordance with the terms of their leases.

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

         When  the  properties  are  sold,  the  related  cost  and  accumulated depreciation plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review the properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their estimated fair value.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

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

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks.

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

         Rents Paid in Advance - Rents paid in advance by lessees for future periods are deferred upon receipt and are recognized as revenues during the period in which the rental income is earned.

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on partners capital, net income or cash flows.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

         Statement of Financial Accounting Standards No. 144 - Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB Interpretation No. 46 - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint venture, which is currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


2.       Real Estate Properties with Operating Leases

         Real estate properties with operating leases consisted of the following at December 31:

                                                                    2003                  2002
                                                              -----------------     -----------------

                  Land                                           $   1,890,380                     $
                                                                                           1,890,380
                  Buildings                                          2,767,941             2,767,941
                                                              -----------------     -----------------
                                                                     4,658,321             4,658,321
                  Less accumulated depreciation                     (1,581,715 )          (1,489,448 )
                                                              -----------------     -----------------

                                                                 $   3,076,606                     $
                                                                                           3,168,873
                                                              =================     =================

         During 2002, the Partnership sold its property in Mesquite, Texas to a third party and received net sales proceeds of approximately $1,064,300, resulting in a gain of $348,026. In connection with the sale, the Partnership incurred a deferred, subordinated, real estate disposition fee of $32,215. As of December 31, 2001, this property had been identified as held for sale.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2003:

                           2004                            394,259
                           2005                            394,259
                           2006                            338,403
                           2007                            255,411
                           2008                            240,081
                           Thereafter                      992,802
                                                 ------------------

                                                     $   2,615,215  (1)
                                                 ==================

         (1) Excludes two properties which were classified as real estate held for sale.

3.       Investment in Joint Ventures

         As of December 31, 2003, the Partnership had a 50% interest in the profits and losses of Orange Avenue Joint Venture and owned a 12.17% interest in a property in Vancouver, Washington, with affiliates of the general partners. This joint venture, and the tenancy-in-common with affiliates of the general partners, as tenants-in-common, each owns one property.

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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


3.       Investment in Joint Ventures - Continued

         The following presents the combined, condensed financial information for the joint venture and property held as tenants-in-common with affiliates at:

                                                                                     December 31,
                                                                               2003                 2002
                                                                          ---------------      ---------------

             Real estate properties with operating leases, net            $    2,290,485            2,344,593
             Cash                                                                 41,382                4,442
             Accrued rental income                                               115,842              115,129
             Other assets                                                             --                   24
             Liabilities                                                           5,620                2,250
             Partners' capital                                                 2,442,089            2,461,938


                                                                            Years Ended December 31,
                                                                      2003            2002             2001
                                                                 ---------------  --------------  ---------------
           Continuing Operations:
                 Revenues                                            $  297,796      $  303,278       $  302,778
                 Expenses                                               (57,392 )       (57,212 )        (56,533 )
                                                                 ---------------  --------------  ---------------
                 Income from continuing operations                      240,404         246,066          246,245
                                                                 ---------------  --------------  ---------------

           Discontinued Operations:
                 Revenues                                                    --          54,993          117,162
                 Expenses                                                    --          (9,525 )        (23,476 )
                 Gain on disposal of real estate                             --         604,015               --
                    properties
                                                                 ---------------  --------------  ---------------
                                                                             --         649,483           93,686
                                                                 ---------------  --------------  ---------------
            Net Income                                               $  240,404      $  895,549      $   339,931
                                                                 ===============  ==============  ===============

         The Partnership recognized income totaling $47,643, $373,110 and $95,251 for the years ended December 31, 2003, 2002 and 2001, respectively, from these joint ventures.

4.       Allocations and Distributions

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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Allocations and Distributions - Continued

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

         Effective January 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2002 and 2001.

         During the years ended December 31, 2003, 2002, and 2001, the Partnership declared distributions to the limited partners of $878,160, $2,210,861, and $1,428,668, respectively. Distributions during the year ended December 31, 2003 included $250,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the Property in Angleton, Texas. Distributions during the year ended December 31, 2002 included $1,550,000 in a special distribution, as a result of the distribution of net sales proceeds from the sales of Properties in Mesquite, Texas and the liquidation proceeds from Sand Lake Joint Venture. Distributions for the year ended December 31, 2001 included $600,000 in a special distribution, as a result of the distribution of net sales proceeds from the sale of the property in Salisbury, Maryland. These special distributions in 2003, 2002 and 2001, were effectively a return of a portion of the limited partners' investment, although in accordance with the partnership agreement, $250,000, $468,077 and $183,820, respectively, were applied toward the limited partners' 10% Preferred Return and the balances of $1,081,923 and $416,180 in 2002 and 2001, were treated as a return of capital for purposes of calculating the limited partners' 10% Preferred Return. As a result of the returns of capital in 2002 and 2001, the amount of the limited partners' invested capital contributions (which generally is the limited partners' capital contributions, less distributions from the sale of a property that are considered to be a return of capital) was decreased; therefore, the amount of the limited partners' invested

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Allocations and Distributions - Continued

         capital contributions on which the 10% Preferred Return is calculated was lowered accordingly. As a result of the sales of the properties, the Partnership's total revenue was reduced, while the majority of the Partnership's operating expenses remained fixed. Therefore, distributions of net cash flow were adjusted during the quarters ended March 31, 2003, 2002 and 2001. No distributions have been made to the general partners to date.

5.       Income Taxes

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                2003              2002              2001
                                                             ------------     -------------     -------------

           Net income for financial reporting purposes         $ 337,515      $    975,172         $ 626,317

           Effect of timing differences relating
                to depreciation                                  (45,520 )         (52,986 )         (54,364 )

           Effect of  timing  differences  relating  to
              gains                                               65,042           136,917                --
                on real estate property sales

           Effect of timing differences relating to
              equity in earnings of
              unconsolidated joint venures                         2,853            96,749           (10,061 )

           Provision for write-down of assets                     55,433            79,245                --

           Accrued rental income                                  (8,571 )          (8,497 )          (5,688 )

           Rents paid in advance                                  (2,900 )             435            (1,044 )
                                                             ------------     -------------     -------------

           Net income for federal income tax purposes          $ 403,852       $ 1,227,035         $ 555,160
                                                             ============     =============     =============

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


6.       Discontinued Operations

         During 2002, the Partnership identified for sale one property that is classified as discontinued operations in the accompanying financial statements. In January 2003, the Partnership sold the property in Angleton, Texas resulting in a loss on disposal of discontinued operations of approximately $1,400. The Partnership had recorded a provision for write-down of assets in a previous year related to this property. As of December 31, 2003, the Partnership was negotiating separate agreements with the tenants to sell its properties in Camp Hill, Pennsylvania and Oklahoma City, Oklahoma. As a result, the properties were reclassified from real estate properties with operating leases to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amounts or fair value, less cost to sell. The Partnership recorded a provision for write-down of assets related to the property in Oklahoma City, Oklahoma. The financial results for these properties are reflected as discontinued operations in the accompanying financial statements.

         The operating results of the discontinued operations for the above properties are as follows:

                                                                      Year Ended December 31,
                                                              2003               2002               2001
                                                         ----------------  ------------------  ---------------

              Rental revenues                                $   147,744         $    179,252      $   176,221
              Expenses                                           (24,560 )           (44,705 )        (46,599 )
              Provision for write-down of assets                 (55,433 )           (79,245 )             --
                                                         ----------------  ------------------  ---------------
              Income from discontinued
                   operations                                 $   67,751         $    55,302      $   129,622
                                                         ================  ==================  ===============

7.       Related Party Transactions

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL Restaurant Properties, Inc. (formerly known as CNL American Properties Fund, Inc.) served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. ("the Advisor"). The Advisor is a wholly owned subsidiary of CNL Restaurant Properties, Inc. ("CNL-RP"). The individual general partners are stockholders and directors of CNL-RP.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership has agreed to pay the Advisor an annual, noncumulative, subordinated property management fee of one-half of one percent of the Partnership assets under management (valued at cost) annually. The property management fee is limited to one percent of the sum of gross operating revenues from properties wholly owned by the Partnership and the Partnership's allocable share of gross operating revenues from joint ventures or competitive fees for comparable services. In addition, these fees will be incurred and will be payable only after the limited partners receive their aggregate, noncumulative 10% Preferred Return. Due to the fact that these fees are noncumulative, if the limited partners do not receive their 10% Preferred Return in any particular year, no management fees will be due or payable for such year. As a result of such threshold, no management fees were incurred during the years ended December 31, 2003, 2002, and 2001.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


7.       Related Party Transactions - Continued:

         The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate 10% Preferred Return on a cumulative basis, plus their adjusted capital contributions. For the years ended December 31, 2003 and 2002, the Partnership incurred $9,000 and $32,215 in deferred, subordinated real estate disposition fees as a result of the sale of one property in each year. No deferred, subordinated real estate disposition fees were incurred for the year ended December 31, 2001.

         During  the  years  ended  December  31,  2003,  2002,  and  2001,  the
         Partnership's advisor and its affiliates provided accounting and administrative services to the Partnership. The Partnership incurred $76,748, $108,019 and $93,447, for the years ended December 31, 2003,
         2002, and 2001, respectively, for such services.

         The due to related parties consisted of the following at December 31:

                                                                  2003                2002
                                                              --------------      -------------

                Deferred, subordinated real estate
                    disposition fee                              $  167,710          $ 158,710
                Accounting and administrative services                5,659              7,846
                                                              --------------      -------------

                                                                 $  173,369          $ 166,556
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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


8.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from the joint venture and the property held as tenants-in-common with affiliates of the general partners) for each of the years ended December 31:

                                                              2003              2002               2001
                                                         ---------------    --------------     --------------

                Wen - Atlanta Inc.                            $  89,058         $  89,603           $    N/A
                The Ground Round, Inc.                           88,523            88,523             88,523
                AJZ, Inc.                                        84,774            84,774                N/A
                Wendy's Old Fashioned
                    Hamburgers of New York, Inc.                 82,112            82,112                N/A
                JMJ, LLC.                                        68,917               N/A                N/A
                Golden Corral Corporation                           N/A               N/A            165,460

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from the joint venture and the property held as tenants-in-common with an affiliate of the general partners) for each of the years ended December 31:

                                                                        2003            2002            2001
                                                                    -------------    ------------    ------------

           Wendy's Old Fashioned Hamburger Restaurants                  $297,061        $312,432        $374,154
           Ground Round                                                   88,523          88,523          88,523
           A.J. Gators Restaurant                                         84,774          84,774             N/A
           Golden Corral Buffet and Grill                                    N/A             N/A         165,460

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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


9.       Selected Quarterly Financial Data

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002:

                  2003 Quarter              First        Second          Third          Fourth          Year
         -------------------------------  ----------- -------------  --------------  -------------  -------------

         Continuing Operations (1):
            Revenues                       $ 103,940     $ 101,615      $  115,781      $ 125,969      $ 447,305
            Equity in earnings of
                unconsolidated joint          12,111        12,071          12,117         11,344         47,643
               ventures
            Income from continuing
               operations                     46,025        58,744          76,256         90,131        271,156
         Discontinued Operations (1):
            Revenues                          38,539        36,292          36,292         36,621        147,744
            Income (loss) from and
               loss on disposal of
               discontinued operations        29,242        28,387          30,042        (21,312 )       66,359

         Net income                           75,267        87,131         106,298         68,819        337,515

         Income (loss) per limited
           partner unit:

            Continuing operations            $  1.53      $   1.96       $    2.54       $   3.01       $   9.04
            Discontinued operations             0.98          0.94            1.00          (0.71 )         2.21
                                          ----------- -------------  --------------  -------------  -------------
                                             $  2.51      $   2.90       $    3.54       $   2.30      $   11.25
                                          =========== =============  ==============  =============  =============

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


9.       Selected Quarterly Financial Data - Continued

                  2002 Quarter              First        Second          Third          Fourth          Year
         -------------------------------  ----------- -------------  --------------  -------------  -------------

         Continuing Operations (1):
            Revenues                       $ 130,131     $ 107,362      $  114,748      $ 121,107      $ 473,348
            Equity in earnings of
                unoconsolidated joint         23,410       325,454          12,181         12,065        373,110
               ventures
            Income from continuing
               operations                    427,440       341,375          72,928         78,127        919,870
         Discontinued Operations (1):
            Revenues                          43,946        43,946          43,946         47,414        179,252
            Income (loss) from
               discontinued operations        31,565        32,296         (47,349 )       38,790         55,302

         Net income                          459,005       373,671          25,579        116,917        975,172

         Income (loss) per limited partner
           unit:

            Continuing operations            $ 14.25      $  11.38       $    2.43       $   2.60      $   30.66
            Discontinued operations             1.05          1.08           (1.58 )         1.30           1.85
                                          ----------- -------------  --------------  -------------  -------------
                                             $ 15.30      $  12.46      $     0.85       $   3.90      $   32.51
                                          =========== =============  ==============  =============  =============


(1) Certain items in the quarterly financial data have been reclassified to conform to 2003 presentation. This reclassification had no effect on net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

10.      Subsequent Events

         In February 2004, the Partnership sold the property in Oklahoma City, Oklahoma for $450,000 and received net sales proceeds of approximately $447,500. Because the Partnership had recorded a provision for write-down of assets relating to this property during 2003, no gain or loss will be recognized relating to the sale of this property.

         In February  2004,  American  Hospitality  Concepts,  Inc.,  the parent company of Ground Round, Inc., filed for Chapter 11 bankruptcy protection. Ground Round, Inc. leases one property from the Partnership. As of March 12, 2004, Ground Round, Inc. had neither rejected nor affirmed the lease related to this property.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL-RP, CCM, CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 57. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL-RP, a public, unlisted real estate investment trust since 1994. Mr. Seneff served as Chief Executive Officer of CNL-RP from 1994 through August 1999 and as Co-Chief Executive Officer from December 2000 through September 2003. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the
Partnership's advisor, from its inception in 1990 until it merged with a wholly-owned subsidiary of CNL-RP in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. CNL Fund Advisors, Inc., formerly CNL Institutional Advisors, Inc., is a registered investment advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since 1973. CNL Financial Group, Inc. is and is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director and Chairman of the Board of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; and served as Chief Executive Officer of CNL Hospitality Properties, Inc. from its inception in 1997 until 2003 and served as Co-Chief Executive Officer from February 2003 until May 1, 2003. Mr. Seneff has served as Chairman of the Board of CNL Hospitality Corp., the advisor to CNL Hospitality Properties, Inc., since its inception in 1997. Mr. Seneff also served as Chief Executive Officer from its inception in 1997 through February 2003, and currently serves as Co-Chief Executive Officer of CNL Hospitality Corp. Mr. Seneff has served as Director and Chairman of the Board of CNL Retirement Corp. since 1997 and served as Chief Executive Officer of CNL Retirement Corp. from 1997 through 2003. CNL Retirement Corp. is the advisor to CNL Retirement Properties, Inc., a public, unlisted real estate investment trust. Mr. Seneff has also served as Director and Chairman of the Board of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange, since 1992 and served as Chief Executive Officer of Commercial Net Lease Realty, Inc. from 1992 through February 2004. Mr. Seneff has served as a Director, Chairman of the Board, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL Commercial Finance, Inc. since 2000. Mr. Seneff also serves as Chairman of the Board of CNLBank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of the Florida state retirement plan. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 56. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne has served as a Director and Vice Chairman of the Board of CNL-RP since 1994. Mr. Bourne also served as President of CNL-RP from 1994 through February 1999 and served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. Mr. Bourne served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of CNL-RP including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. Mr. Bourne serves as Director, Vice Chairman of the Board and Treasurer and from 1997 until June 2002 served as President of CNL Hospitality Properties, Inc. and as Director, President and Treasurer of CNL Hospitality Corp. Mr. Bourne also serves as Director and Treasurer of CNL Retirement Properties, Inc. and as Director and Treasurer of CNL Retirement Corp. Mr. Bourne serves as a Director of CNLBank. Mr. Bourne has also served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc. Mr. Bourne serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 48. Mr. McWilliams has served as President of CNL-RP since May 2001 and as Chief Executive Officer of CNL-RP since September 2003. Mr. McWilliams served as Co-Chief Executive Officer of CNL-RP from December 2000 through September 2003 and served as Chief Executive Officer from September 1999 through December 2000. Mr. McWilliams also served as President and Chief Executive Officer of CNL Franchise Network Corp., a wholly owned subsidiary of CNL-RP since August 2002 and served as President of CNL-RP from February 1999 until September 1999 and as Executive Vice President of CNL-RP from 1997 through February 1999. Mr. McWilliams served as an Executive Vice President of CNL Financial Group, Inc. from the time he joined the company in April 1997 until September 1999. Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly owned subsidiaries of CNL-RP in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven  D.  Shackelford,  age  40.  Mr.  Shackelford  was  promoted  to
Executive Vice President and Chief Operating Officer of CNL-RP in September 2003. Mr. Shackelford has also served as Chief Financial Officer since January 1997. He served as Senior Vice President of CNL-RP from January 1997 through July 2000, when he was promoted to Executive Vice President. Mr. Shackelford has also served as Secretary and Treasurer of CNL-RP since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

         Thomas Arasi, age 46. Mr. Arasi has served as President of CCM since it was formed in July 2003 to provide strategic advisory services to the General Partners. He has served in various consulting capacities to CNL Hospitality Corp and other CNL affiliates since January 2003. Since November 2001 he has been an independent consultant working for a variety of operating and investment companies in the hospitality industry. Until October 2001, Mr. Arasi was President & Chief Executive Officer, and a member of the Board of Directors of Lodgian, Inc., a New York Stock Exchange traded company, one of the largest independent hotel owner/operators in North America, with hotel properties under most brand names including Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Crowne Plaza, Holiday Inn, Hilton, and Radisson. From June 1997 through November 2000, Mr. Arasi was a member of the Management Committee and held several top operating positions with Bass Hotels & Resorts, one of the leading international owners, operators and franchisors of hotels, most recently serving as President, Bass Hotels & Resort--The Americas. Mr. Arasi was formerly President of Tishman Hotel Corporation, Vice President of Salomon Brothers, Inc., in New York, Tokyo and Los Angeles and held positions with Sheraton, Westin and HVS International. Mr. Arasi graduated from Cornell University in January 1981, where he received a Bachelor's degree in Hotel and Restaurant Administration.

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

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Code of Business Conduct

         The Partnership does not have employees and, accordingly, has not adopted a code of business conduct applicable exclusively to the Partnership. However, employees of the General Partners or their affiliates, including the individual General Partners, are bound by the Code of Business Conduct adopted November 11, 2003 by CNL Holdings, Inc. Separately, the employees of the Advisor are bound by the similar Code of Business Conduct adopted by CNL Restaurant Properties, Inc. Each of these codes of business conduct will be made available to any person who writes the Partnership requesting a copy.

Audit Committee Financial Expert

         Due to its organization as a limited partnership, the Partnership does not have an audit committee that is responsible for supervising the Partnership's relationship with its independent auditors. For the Partnership, this role is performed by the General Partners. Based on his previous service as the principal financial officer of companies with businesses similar to that of the Partnership, Robert A. Bourne, one of the General Partners, has the requisite experience to be considered an "audit committee financial expert" as defined in the rules under the Securities Exchange Act of 1934, if the Partnership had an audit committee. As a General Partner, Mr. Bourne is not independent of the Partnership.

Item 11. Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         As of March 12, 2004, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 12, 2004, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13. Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2003, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                           Amount Incurred
       Type of Compensation                                                                 For the Year
           and Recipient                         Method of Computation                 Ended December 31, 2003
------------------------------------       ----------------------------------       ------------------------------

Reimbursement   to  affiliates  for        Operating       expenses      are        Accounting   and
operating expenses                         reimbursed  at the  lower of cost        administrative   services:
                                           or 90% of the prevailing  rate at        $76,748
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





                                                                                           Amount Incurred
       Type of Compensation                                                                 For the Year
           and Recipient                         Method of Computation                 Ended December 31, 2003
------------------------------------       ----------------------------------       ------------------------------

Deferred,  subordinated real estate        A  deferred,   subordinated  real        $9,000
disposition    fee    payable    to        estate  disposition  fee, payable
affiliates                                 upon   sale   of  one   or   more
                                           Properties, in an amount equal to the
                                           lesser of (i) one-half of a
                                           competitive real estate commission,
                                           or (ii) three percent of the sales
                                           price of such Property or Properties.
                                           Payment of such fee shall be made
                                           only if affiliates of the General
                                           Partners provide a substantial amount
                                           of services in connection with the
                                           sale of a Property or Properties and
                                           shall be subordinated to certain
                                           minimum returns to the Limited
                                           Partners. However, if the net sales
                                           proceeds are reinvested in a
                                           replacement Property, no such real
                                           estate disposition fee will be
                                           incurred until such replacement
                                           Property is sold and the net sales
                                           proceeds are distributed.

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






                                                                                           Amount Incurred
       Type of Compensation                                                                 For the Year
           and Recipient                         Method of Computation                 Ended December 31, 2003
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


Item 14.  Principal Accountant Fees and Services

The following table outlines the only fees paid or accrued by the Partnership for the audit and other services provided by the Partnership's independent certified public accountants, PricewaterhouseCoopers LLP, for the years ended December 31:

                                            2003                 2002
                                      -----------------     -----------------

             Audit Fees (1)                $     5,222           $     3,000
             Tax (2)                             3,386                 4,766
                                      -----------------     -----------------
                  Total                    $     8,608           $     7,766
                                      =================     =================


(1)      Audit  services  of  PricewaterhouseCoopers   LLP  for  2003  and  2002
         consisted of the examination of the financial statements of the Partnership and quarterly review of financial statements.

(2)      Tax Fees relates to tax consulting and compliance services.

         Each of the non-audit services described above was approved by the General Partners. Due to its organization as a limited partnership, the Partnership does not have an audit committee.

                                     PART IV


Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

    1.   Financial Statements

             Report of Independent Certified Public Accountants

             Balance Sheets at December 31, 2003 and 2002

             Statements of Income for the years ended December 31, 2003, 2002, and 2001

             Statements of Partners' Capital for the years ended December 31, 2003, 2002, and 2001

             Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001

             Notes to Financial Statements

    2.   Financial Statement Schedule

             Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

             Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2003

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

              10.1 Property Management Agreement between CNL Income Fund, Ltd. and CNL Investment Company. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 27, 1998, and incorporated herein by reference.)

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

              10.5 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as
                      Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

              10.6 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit
                      10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

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

(b) The Registrant filed no reports on Form 8-K during the period from October 1, 2003 through December 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2004.

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

            Signature                                    Title                                   Date

/s/ Robert A. Bourne                       President,   Treasurer  and  Director              March 24, 2004
---------------------------                (Principal Financial and Accounting
Robert A. Bourne                           Officer)


/s/ James M. Seneff, Jr.                   Chief Executive  Officer and Director              March 24, 2004
---------------------------                (Principal Executive Officer)
James M. Seneff, Jr.


                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 2003

                                                                   Costs Capitalized
                                                                     Subsequent To         Net Cost Basis at Which
                                                    Initial Cost     Acquisition         Carried at Close of Period (c)
                                        ------------------------  ------------------  ----------------------------------
                           Encum-                  Buildings and  Improve-   Carrying             Buildings and
                           brances         Land     Improvements   ments     Costs       Land     Improvements   Total
                          ----------    ------------ ----------------------  -------  ----------- -----------  ---------


Properties the Partnership
   has Invested in:


    Pizza Hut Restaurant:
      Bowie, Texas                -          29,683     106,042     10,897        -       29,683     116,939      146,622

    Wendy's Old Fashioned
       Hamburger Restaurants:
         Mesa, Arizona            -         440,339     328,579          -        -      440,339     328,579      768,918
         Stockbridge, Georgia     -         282,482     363,008          -        -      282,482     363,008      645,490
         Payson, Arizona          -         391,076     427,218          -        -      391,076     427,218      818,294

    Other:
         Eunice, Louisiana        -         186,009     477,947          -        -      186,009     477,947      663,956
         Jasper, Alabama          -         220,665     473,818          -        -      220,665     473,818      694,483
         Virginia Beach, Virginia -         340,126     580,432          -        -      340,126     580,432      920,558
                                        ------------ -----------  ---------  -------  ----------- -----------  -----------

                                         $1,890,380  $2,757,044    $10,897            $1,890,380  $2,767,941   $4,658,321
                                        ============ ===========  =========  =======  =========== ===========  ===========



                             Life on Which
                           Depreciation in
              Date           Latest Income
Accumulated  of Con-   Date      Statement is
Depreciation struction Acquired   Computed
----------   --------- -----    ------------







    62,534   1976    12/87          (b)



   190,762   1986    08/86          (b)
   210,742   1986    08/86          (b)
   243,281   1986    12/86          (b)


   270,841   1987    01/87          (b)
   269,811   1986    12/86          (b)
   333,744   1986    10/86          (b)
 ----------

 $1,581,715
 ==========

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2001, 2002, and 2003 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                             Accumulated
                                                                           Cost              Depreciation
                                                                    -----------------     ------------------
            Properties the Partnership has Invested in:

                 Balance, December 31, 2000                           $  5,559,260         $   1,523,254
                 Depreciation expense                                           --               107,497
                                                                    -----------------     ------------------

                 Balance, December 31, 2001                              5,559,260             1,630,751
                 Dispositions                                             (900,939)             (234,837)
                 Depreciation expense                                           --                93,534
                                                                    -----------------     ------------------

                 Balance, December 31, 2002                              4,658,321             1,489,448
                 Depreciation expense                                           --                92,267
                                                                    -----------------     ------------------

                 Balance, December 31, 2003                           $  4,658,321         $   1,581,715
                                                                    =================     ==================



(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2003, the aggregate cost of the Partnership's wholly owned Properties was $5,897,292 for federal income tax purposes. All of the leases are treated as operating leases for federal income tax purposes.

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

           10.1 Property Management Agreement between CNL Income Fund, Ltd. and CNL Investment Company. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on March 27, 1998, and incorporated herein by reference.)

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

           10.5 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit
                10.3 to  Form  10-K  filed  with  the  Securities  and  Exchange
                Commission on April 1, 1996, and incorporated herein by reference.)

           10.6 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002, and incorporated herein by reference.)

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