Form 10-Q
period 2004-03-31
CNL INCOME FUND LTD
filed 2004-05-14
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

For the quarterly period ended                      March 31, 2004
                                          -------------------------------------

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


                              CNL Income Fund, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                             59-2666264
----------------------------------               -------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)


    450 South Orange Avenue
       Orlando, Florida                                      32801
---------------------------------------------     -----------------------------
   (Address of principal executive offices)                (Zip Code)


Registrant's telephone number
(including area code)                                 (407) 540-2000
                                                  ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange
Act):  Yes____ No   X

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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                               March 31,             December 31,
                                                                                  2004                   2003
                                                                           -------------------    -------------------
                                  ASSETS

     Real estate properties with operating leases, net                          $   3,053,539          $   3,076,606
     Real estate held for sale                                                        759,285              1,193,335
     Investment in joint ventures                                                     423,417                430,221
     Cash and cash equivalents                                                        723,517                325,603
     Receivables, less allowance for doubtful
         accounts of $15,491 in 2004                                                   13,666                 24,353
     Accrued rental income                                                             32,084                 29,034
     Other assets                                                                       4,337                  3,552
                                                                           -------------------    -------------------

                                                                                $   5,009,845          $   5,082,704
                                                                           ===================    ===================

                    LIABILITIES AND PARTNERS' CAPITAL

     Accounts payable and accrued expenses                                      $      17,532          $       2,652

     Real estate taxes payable                                                          9,575                  3,700
     Distributions payable                                                            157,040                157,040
     Due to related parties                                                           192,528                173,369
     Rents paid in advance and deposits                                                30,125                 40,125
                                                                           -------------------    -------------------
         Total liabilities                                                            406,800                376,886

     Partners' capital                                                              4,603,045              4,705,818
                                                                           -------------------    -------------------

                                                                                $   5,009,845           $  5,082,704
                                                                           ===================    ===================



           See accompanying notes to condensed financial statements.



                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                    2004                 2003
                                                                               ----------------     ----------------
  Revenues:
      Rental income from operating leases                                          $   101,615          $   101,615
      Contingent rental income                                                           4,753                2,099
      Interest and other income                                                             --                  226
                                                                               ----------------     ----------------
                                                                                       106,368              103,940
                                                                               ----------------     ----------------

  Expenses:
      General operating and administrative                                              42,116               38,482
      Property related                                                                      --                  878
      State and other taxes                                                              5,412                7,599
      Depreciation and amortization                                                     23,396               23,067
                                                                               ----------------     ----------------
                                                                                        70,924               70,026
                                                                               ----------------     ----------------

  Income before equity in earnings of unconsolidated joint
      ventures                                                                          35,444               33,914

  Equity in earnings of unconsolidated joint ventures                                   11,885               12,111
                                                                               ----------------     ----------------

  Income from continuing operations                                                     47,329               46,025
                                                                               ----------------     ----------------

  Discontinued operations:
      Income from discontinued operations                                                6,938               30,634
      Loss on disposal of discontinued operations                                           --               (1,392 )
                                                                               ----------------     ----------------

                                                                                         6,938               29,242
                                                                               ----------------     ----------------

  Net income                                                                        $   54,267           $   75,267
                                                                               ================     ================

  Income per limited partner unit:
      Continuing operations                                                         $     1.58           $     1.53
      Discontinued operations                                                             0.23                 0.98
                                                                               ----------------     ----------------

                                                                                    $     1.81           $     2.51
                                                                               ================     ================


  Weighted average number of limited partner
      units outstanding                                                                 30,000               30,000
                                                                               ================     ================



           See accompanying notes to condensed financial statements.



                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                            Quarter Ended           Year Ended
                                                                              March 31,            December 31,
                                                                                2004                   2003
                                                                         --------------------    ------------------

General partners:
    Beginning balance                                                           $    340,768           $   340,768
    Net income                                                                            --                    --
                                                                         --------------------    ------------------
                                                                                     340,768               340,768
                                                                         --------------------    ------------------

Limited partners:
    Beginning balance                                                              4,365,050             4,905,695
    Net income                                                                        54,267               337,515
    Distributions ($5.23 and $29.27 per
       limited partner unit, respectively)                                          (157,040)             (878,160)
                                                                         --------------------    ------------------
                                                                                   4,262,277             4,365,050
                                                                         --------------------    ------------------

Total partners' capital                                                        $   4,603,045         $   4,705,818
                                                                         ====================    ==================


           See accompanying notes to condensed financial statements.


                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2004               2003
                                                                              ---------------    ---------------

  Net cash provided by operating activities                                       $  107,404         $  132,129
                                                                              ---------------    ---------------

  Cash flows from investing activities:
      Proceeds from sale of assets                                                   447,550            297,887
                                                                              ---------------    ---------------
         Net cash provided by investing activities                                   447,550            297,887
                                                                              ---------------    ---------------

  Cash flows from financing activities:
      Distributions to limited partners                                             (157,040)          (161,343)
                                                                              ---------------    ---------------
         Net cash used in financing activities                                      (157,040)          (161,343)
                                                                              ---------------    ---------------

  Net increase in cash and cash equivalents                                          397,914            268,673

  Cash and cash equivalents at beginning of quarter                                  325,603            419,385
                                                                              ---------------    ---------------

  Cash and cash equivalents at end of quarter                                     $  723,517         $  688,058
                                                                              ===============    ===============

  Supplemental schedule of non-cash investing and financing activities:

         Deferred real estate disposition fee incurred and
            unpaid at end of quarter                                              $   13,500          $   9,000
                                                                              ===============    ===============

         Distributions declared and unpaid at end of
            quarter                                                              $   157,040         $  407,040
                                                                              ===============    ===============



           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


1.        Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

          These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund, Ltd. (the "Partnership") for the year ended December 31, 2003.

          In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
          2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

2.        Reclassification

          Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

3.        Discontinued Operations

          During 2002, the Partnership identified for sale one property that was classified as discontinued operations in the accompanying financial statements. In January 2003, the Partnership sold the property in Angleton, Texas resulting in a loss on disposal of discontinued operations of approximately $1,400 during the quarter ended March 31, 2003. The Partnership had recorded a provision for write-down of assets in a previous year related to this property. In addition, during 2003, the Partnership identified two additional Properties for sale. In February 2004, the Partnership sold the Property in Oklahoma City, Oklahoma. Because the Partnership recorded a provision for write-down of assets in the previous year relating to this Property, no gain or loss was recognized on the sale.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


3.        Discontinued Operations - Continued

          The operating results of the discontinued operations for the above properties are as follows:

                                                                    Quarter Ended
                                                                      March 31,
                                                                 2004           2003
                                                             -------------  --------------

                  Rental revenues                                $  7,412      $   38,539
                  Expenses                                           (474)         (7,905)
                                                             -------------  --------------
                  Income from discontinued
                  operations                                     $  6,938      $   30,634
                                                             =============  ==============


4.        Concentration of Credit Risk

          The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from the joint venture and the property held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                                             2004              2003
                                                          -----------    --------------

                AJZ, Inc.                                $  21,194         $  21,194
                Wendy's Old Fashioned Hamburgers
                    of New York, Inc.                       20,528            20,528
                Wen-Atlanta, Inc.                           20,134            20,134
                Darrin Cobb                                 13,918               N/A
                JMJ, LLC                                    13,200            15,686
                The Ground Round, Inc.                         N/A            22,131


          In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from the joint venture and the property held as tenants-in-common with affiliates of the general partners) for each of the quarters ended March 31:

                                                         2004              2003
                                                      -------------    --------------

                Wendy's Old Fashioned Hamburger
                    Restaurants                          $  53,862         $  70,509
                A.J. Gators Restaurant                      21,194            21,194
                Pizza Hut                                   14,830               N/A
                D.C. Sportsbar and Steakhouse
                    Restaurant                              13,918               N/A
                Ground Round                                   N/A            22,131


                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


4.        Concentration of Credit Risk - Continued

          The information denoted by N/A indicates that for each period presented, the tenant or chain did not represent more than 10% of the Partnership's total rental revenues.

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

5.        Related Party Transactions

          An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate dispositions fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the quarters ended March 31, 2004 and 2003, the Partnership incurred deferred, subordinated real estate disposition fees of $13,500 and $9,000, respectively, as a result of the sale of one property during each quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund, Ltd. (the "Partnership") is a Florida limited partnership that was organized on November 26, 1985 to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2003 and 2004, the Partnership owned nine and eight Properties directly, respectively, and one Property indirectly through a joint venture arrangement and one Property indirectly through a tenancy in common arrangement.

Capital Resources

         For the quarters ended March 31, 2004 and 2003, net cash provided by operating activities was $107,404 and $132,129, respectively. The decrease in cash from operating activities during the quarter ended March 31, 2004, as compared to the previous year, was a result of changes in income and expenses, such as changes in rental revenues resulting from the sales of Properties and changes in operating and property related expenses.

         During the quarter ended March 31, 2004, the Partnership sold its Property in Oklahoma City, Oklahoma to the tenant and received net sales proceeds of approximately $447,600. Because the Partnership recorded a provision for write-down of assets in the previous year relating to this Property, no gain or loss was recognized on the sale. In connection with the sale, the Partnership incurred a deferred, subordinated disposition fee of $13,500. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. The general partners intend to distribute the net sales proceeds to the limited partners or use the proceeds to meet working capital needs.

         At March 31, 2004, the Partnership had $723,517 in cash and cash equivalents, as compared to $325,603 at December 31, 2003. At March 31, 2004, these funds were held in a demand deposit account at a commercial bank. The increase at March 31, 2004 was primarily the result of the Partnership holding the net sales proceeds it received from the sale of its Property in Oklahoma City, Oklahoma. The funds remaining at March 31, 2004, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent the general partners determine that such funds are available for distribution. Based on current cash from operations and net proceeds from the sale of a Property in 2003, the Partnership declared distributions to limited partners of $157,040 and $407,040 for the quarters ended March 31, 2004 and 2003, respectively. This represents distributions of $5.23 and $13.57 per unit for the quarters ended March 31, 2004 and 2003, respectively. The distribution for the quarter ended March 31, 2003, included $250,000 of net sales proceeds from the 2003 sale of the Property in Angleton, Texas. The special distribution in 2003 was effectively a return of a portion of the limited partners' investment, although in accordance with the Partnership agreement, it was applied to the limited partners' unpaid cumulative 10% Preferred Return. As a result of the sales of the Properties in previous years and the current year, the Partnership's total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of the Partnership's operating expenses remained and are expected to remain fixed. Due to the above mentioned sales of Properties and to current and anticipated future cash from operations, distributions of net cash flow were adjusted commencing during the quarter ended March 31, 2003. No distributions were made to the general partners for the quarters ended March 31, 2004 and 2003. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $406,800 at March 31, 2004, as compared to $376,886 at December 31, 2003. The increase was primarily due to an increase in accounts payable and accrued expenses and amounts due to related parties. The increase was partially offset by a decrease in rents paid in advance and deposits. The general partners believe that the Partnership has sufficient cash on hand to meet current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations remained constant at $101,615 during each of the quarters ended March 31, 2004 and 2003, because the changes in the leased property portfolio related to the Properties that were accounted for as discontinued operations.

         The Partnership also earned $4,753 in contingent rental income for the quarter ended March 31, 2004, as compared to $2,099 for the same period of 2003. The increase in contingent rental income was due to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         The Partnership also earned $11,885 attributable to net income earned by unconsolidated joint ventures during the quarter ended March 31, 2004, as compared to $12,111 during the same period of 2003. Net income earned by unconsolidated joint ventures during 2004, as compared to the same period of 2003, remained relatively constant, as there was no change in the leased property portfolio.

         In October 2003, Chevy's, Inc., the tenant of the Property in Vancouver, Washington, which the Partnership owns as tenants-in-common with affiliates of the general partners, filed for Chapter 11 bankruptcy protection. The Partnership owns a 12.17% interest in this Property. While the tenant has neither rejected nor affirmed the one lease it has with the Partnership, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant were to reject this lease will have an adverse effect on the equity in earnings of unconsolidated joint ventures of the Partnership if the tenancy in common is not able to re-lease the Property in a timely manner.

         During the quarter ended March 31, 2004, five lessees, AJZ, Inc., Wendy's Old Fashioned Hamburgers of New York, Inc., Wen-Atlanta, Inc., Darrin Cobb, and JMJ, LLC, each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from the Property owned by a joint venture and a Property owned with affiliates of the general partners as tenants-in-common). It is anticipated that based on the minimum rental payments required by the leases, these five lessees will continue to contribute more than 10% of the Partnership's total rental revenues. In addition, during the quarter ended March 31, 2004, four restaurant chains, Wendy's Old Fashioned Hamburger Restaurants, A.J. Gators Restaurant, Pizza Hut and D.C. Sportsbar and Steakhouse Restaurant, each accounted for more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from the Property owned by a joint venture and a Property owned with affiliates as tenants-in-common). It is anticipated that these four restaurant chains will each continue to account for more than 10% of the total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $70,924 during the quarter ended March 31, 2004, as compared to $70,026 during the same period of 2003. The increase in operating expenses during the quarter ended March 31, 2004, was primarily due to the Partnership incurring additional general operating and administrative expenses, including legal fees. The increase in operating expenses during 2004 was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties and a decrease in state tax expense relating to states in which the Partnership conducts business.

         The Partnership recognized income from discontinued operations (rental revenues less property related expenses) of $6,938 during the quarter ended March 31, 2004, as compared to $30,634 during the same period of 2003 relating to the Properties in Angleton, Texas; Oklahoma City, Oklahoma; and Camp Hill, Pennsylvania. The Partnership sold the Property in Angleton, Texas in January 2003 and recognized a loss on disposal of discontinued operations of approximately $1,400. The Partnership sold the Property in Oklahoma City, Oklahoma in February 2004. Due to the fact that the Partnership had recorded a provision for write-down of assets in 2003, no gain or loss was recognized on the disposal of discontinued operations. As of May 3, 2004, the Partnership had not sold the Property in Camp Hill, Pennsylvania.

         In February 2004, American Hospitality Concepts, Inc., the parent company of Ground Round, Inc., filed for Chapter 11 bankruptcy protection. In April 2004, the tenant rejected the lease. The lost revenues will have an adverse effect on the results of operations if the Partnership is not able to re-lease or sell the Property in a timely manner.

         The general partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.


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

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED this 12th day of May, 2004.


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

                                  EXHIBIT 31.1




<

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2