Form 10-Q
period 2004-06-30
CNL INCOME FUND LTD
filed 2004-08-12
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2004
--------------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to ________________________


                             Commission file number
                                     0-15666
                     ---------------------------------------


                              CNL Income Fund, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-2666264
-------------------------------               ----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


        450 South Orange Avenue
            Orlando, Florida                                 32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                              ----------------------------------


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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                               June 30,            December 31,
                                                                 2004                  2003
                                                          ------------------    ------------------
                                  ASSETS

     Real estate properties with operating leases, net    $       3,775,007     $       3,835,891
     Real estate held for sale                                           --               434,050
     Investment in joint ventures                                   418,006               430,221
     Cash and cash equivalents                                      652,309               325,603
     Receivables, less allowance for doubtful
         accounts of $5,340 in 2004                                   4,356                24,353
     Accrued rental income                                           35,135                29,034
     Other assets                                                     8,896                 3,552
                                                          ------------------    ------------------

                                                          $       4,893,709     $       5,082,704
                                                          ==================    ==================

                    LIABILITIES AND PARTNERS' CAPITAL

     Accounts payable and accrued expenses                $          13,972     $           2,652
     Real estate taxes payable                                        8,835                 3,700
     Distributions payable                                          157,040               157,040
     Due to related parties                                         205,308               173,369
     Rents paid in advance and deposits                              30,125                40,125
                                                          ------------------    ------------------
         Total liabilities                                          415,280               376,886

     Partners' capital                                            4,478,429             4,705,818
                                                          ------------------    ------------------

                                                          $       4,893,709     $       5,082,704
                                                          ==================    ==================

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                             Quarter Ended                    Six Months Ended
                                                                June 30,                          June 30,
                                                          2004              2003             2004              2003
                                                     --------------    --------------   --------------    --------------
Revenues:
    Rental income from operating leases              $     109,882     $     123,359    $     218,874     $     247,105
    Contingent rental income                                 1,362               387            6,115             2,486
    Interest and other income                                   29                --               64               226
                                                                                        --------------    --------------
                                                           111,273           123,746          225,053           249,817
                                                     --------------    --------------   --------------    --------------

Expenses:
    General operating and administrative                    41,161            31,086           83,306            69,568
    Property related                                         8,740               789            9,185             1,667
    State and other taxes                                       --                --            5,412             7,599
    Depreciation and amortization                           40,891            27,492           64,287            54,984
                                                                                        --------------    --------------
                                                            90,792            59,367          162,190           133,818
                                                     --------------    --------------   --------------    --------------

Income before equity in earnings of unconsolidated
    joint ventures                                          20,481            64,379           62,863           115,999

Equity in earnings of  unconsolidated joint ventures        11,943            12,071           23,828            24,182
                                                     --------------    --------------   --------------    --------------

Income from continuing operations                           32,424            76,450           86,691           140,181
                                                     --------------    --------------   --------------    --------------

Discontinued operations:
    Income from discontinued operations                         --            10,681               --            23,609
    Loss on disposal of discontinued operations                 --                --               --            (1,392)
                                                     --------------    --------------   --------------    --------------
                                                                --            10,681               --            22,217
                                                     --------------    --------------   --------------    --------------

Net income                                           $      32,424     $      87,131    $      86,691     $     162,398
                                                     ==============    ==============   ==============    ==============

Income per limited partner unit:
    Continuing operations                            $        1.08     $        2.55    $        2.89     $        4.67
    Discontinued operations                                     --              0.35               --              0.74
                                                     --------------    --------------   --------------    --------------
                                                     $        1.08     $        2.90    $        2.89     $        5.41
                                                     ==============    ==============   ==============    ==============

Weighted average number of limited partner
    units outstanding                                       30,000            30,000           30,000            30,000
                                                     ==============    ==============   ==============    ==============

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                 Six Months Ended         Year Ended
                                                     June 30,            December 31,
                                                       2004                  2003
                                                ------------------    ------------------

General partners:
    Beginning balance                           $         340,768     $         340,768
    Net income                                                 --                    --
                                                ------------------    ------------------
                                                          340,768               340,768
                                                ------------------    ------------------

Limited partners:
    Beginning balance                                   4,365,050             4,905,695
    Net income                                             86,691               337,515
    Distributions ($10.47 and $29.27 per
       limited partner unit, respectively)               (314,080)             (878,160)
                                                ------------------    ------------------
                                                        4,137,661             4,365,050
                                                ------------------    ------------------

Total partners' capital                         $       4,478,429     $       4,705,818
                                                ==================    ==================

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended
                                                                             June 30,
                                                                      2004               2003
                                                                 ---------------    ---------------


  Net cash provided by operating activities                      $      193,236     $      235,341
                                                                 ---------------    ---------------

  Cash flows from investing activities:
      Proceeds from sale of assets                                      447,550            297,887
                                                                 ---------------    ---------------
         Net cash provided by investing activities                      447,550            297,887
                                                                 ---------------    ---------------

  Cash flows from financing activities:
      Distributions to limited partners                                (314,080)          (568,383)
                                                                 ---------------    ---------------
         Net cash used in financing activities                         (314,080)          (568,383)
                                                                 ---------------    ---------------

  Net increase (decrease) in cash and cash equivalents                  326,706            (35,155)

  Cash and cash equivalents at beginning of period                      325,603            419,385
                                                                 ---------------    ---------------

  Cash and cash equivalents at end of period                     $      652,309     $      384,230
                                                                 ===============    ===============

  Supplemental schedule of non-cash investing and financing activities:

         Deferred real estate disposition fee incurred and
            unpaid at end of period                              $       13,500     $        9,000
                                                                 ===============    ===============

         Distributions declared and unpaid at end of
            period                                               $      157,040     $      157,040
                                                                 ===============    ===============

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund, Ltd. (the "Partnership") for the year ended December 31, 2003.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004. The Partnership was not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Discontinued Operations

         During 2002, the Partnership identified for sale one property that was classified as discontinued operations in the accompanying financial statements. In January 2003, the Partnership sold the property in Angleton, Texas resulting in a loss on disposal of discontinued operations of approximately $1,400 during the six months ended June 30, 2003. The Partnership had recorded a provision for write-down of assets in a previous year related to this property. During 2003, the Partnership identified two additional Properties for sale. In February 2004, the Partnership sold the property in Oklahoma City, Oklahoma. Because the Partnership recorded a provision for write-down of assets in the previous year relating to this property, no gain or loss was recognized on the sale. In June 2004, the contract for the sale of the property in Camp Hill, Pennsylvania was terminated, and as a result, the Partnership reclassified the assets from real estate held for sale to real estate properties with operating leases. The Partnership recorded $13,275 of depreciation expense during the quarter and six months ended June 30, 2004 related to the period of time that the asset was classified as real estate held for sale.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


3.       Discontinued Operations - Continued

         The operating results of the discontinued operations for the properties in Angleton, Texas and Oklahoma City, Oklahoma are as follows:

                                                      Quarter Ended                  Six Months Ended
                                                         June 30,                        June 30,
                                                  2004             2003             2004             2003
                                             --------------   --------------   --------------   --------------
                Rental revenues              $          --    $      14,161    $          --    $      30,569
                Expenses                                --           (3,480)              --           (6,960)
                                             --------------   --------------   --------------   --------------
                Income from discontinued
                    operations               $          --    $      10,681    $          --    $      23,609
                                             ==============   ==============   ==============   ==============


4.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from the joint venture and the property held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:

                                                           2004              2003
                                                      --------------    --------------

                AJZ, Inc.                             $      42,387     $      42,387
                Wendy's Old Fashioned Hamburgers
                    of New York, Inc.                        41,056            41,056
                Wen-Atlanta, Inc.                            40,267            40,267
                Darrin Cobb                                  28,180               N/A
                The Ground Round, Inc.                       25,643            44,261

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from the joint venture and the property held as tenants-in-common with affiliates of the general partners) for each of the six months ended June 30:

                                                           2004              2003
                                                      --------------    --------------

                Wendy's Old Fashioned Hamburger
                Restaurants                           $      97,723     $     138,531
                A.J. Gators Restaurant                       42,387            42,387
                D.C. Sportsbar and Steakhouse
                    Restaurant                               28,180               N/A
                Ground Round                                 25,643            44,261

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


4.       Concentration of Credit Risk - Continued

         The  information   denoted  by  N/A  indicates  that  for  each  period
         presented, the tenant or chain did not represent more than 10% of the Partnership's total rental revenues.

         Although the properties have some geographic diversity in the United States and the lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than 10% of the Partnership's revenues will significantly impact the results of operations if the Partnership is not able to re-lease the properties in a timely manner.

         In February 2004, American Hospitality Concepts, Inc., the parent company of The Ground Round, Inc., filed for Chapter 11 bankruptcy protection, and rejected the lease relating to the property it leased from the Partnership. The Partnership will not recognize any rental income from the vacant property until a new tenant for the property is located, or until the property is sold.

5.       Related Party Transactions

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the six months ended June 30, 2004 and 2003, the Partnership incurred deferred, subordinated real estate disposition fees of $13,500 and $9,000, respectively, as a result of the sale of one property during each period.

6.       Subsequent Event

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, the limited partners will receive total consideration of approximately $5.54 million, consisting of approximately $4.63 million in cash and approximately $0.91 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $243,000 consisting of approximately $203,000 in cash and approximately $40,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on November 26, 1985 to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2003 and 2004, we owned nine and eight Properties directly, respectively, one
Property indirectly through a joint venture arrangement and one Property indirectly through a tenancy in common arrangement.

Capital Resources

         For the six months ended June 30, 2004 and 2003, net cash provided by operating activities was $193,236 and $235,341, respectively. The decrease in cash from operating activities during the six months ended June 30, 2004, as compared to the previous year, was a result of changes in income and expenses, such as changes in rental revenues resulting from the sales of Properties and changes in operating and property related expenses.

         During the six months ended June 30, 2004, we sold the Property in Oklahoma City, Oklahoma to the tenant and received net sales proceeds of approximately $447,600. Because we recorded a provision for write-down of assets in the previous year relating to this Property, no gain or loss was recognized on the sale. In connection with the sale, we incurred a deferred, subordinated disposition fee of $13,500. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. The general partners intend to distribute the net sales proceeds to the limited partners or use the proceeds to meet working capital needs.

         At June 30, 2004, we had $652,309 in cash and cash equivalents, as compared to $325,603 at December 31, 2003. At June 30, 2004, these funds were held in a demand deposit account at a commercial bank. The increase at June 30, 2004 was primarily the result of holding the net sales proceeds received from the sale of the Property in Oklahoma City, Oklahoma. The funds remaining at June 30, 2004, after payment of distributions and other liabilities, will be used to meet our working capital needs.

Short-Term Liquidity

         Our investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

         Our  short-term   liquidity   requirements  consist  primarily  of  our
operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions or loans if they deem it appropriate in connection with our operations.

         We generally distribute cash from operations remaining after the payment of operating expenses to the extent the general partners determine that such funds are available for distribution. Based on current cash from operations and net proceeds from the sale of a Property in 2003, we declared distributions to limited partners of $314,080 and $564,080 for the six months ended June 30, 2004 and 2003, respectively, ($157,040 for each of the quarters ended June 30, 2004 and 2003). This represents distributions of $10.47 and $18.80 per unit for the six months ended June 30, 2004 and 2003, respectively, ($5.23 per unit for each applicable quarter). The distribution for the six months ended June 30, 2003, included $250,000 of net sales proceeds from the 2003 sale of the Property in Angleton, Texas. The special distribution in 2003 was effectively a return of a portion of the limited partners' investment, although in accordance with the Partnership agreement, it was applied to the limited partners' unpaid cumulative 10% Preferred Return. As a result of the sales of the Properties in previous years and the current year, our total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of our operating expenses remained and are expected to remain fixed. Due to these sales and to current and anticipated future cash from operations, distributions of net cash flow were adjusted commencing during the quarter ended March 31, 2003. No distributions were made to the general partners for the six months ended June 30, 2004 and 2003. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $415,280 at June 30, 2004, as compared to $376,886 at December 31, 2003. The increase was primarily due to an increase in accounts payable and accrued expenses and amounts due to related parties. The increase was partially offset by a decrease in rents paid in advance and deposits. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $218,874 during the six months ended June 30, 2004, as compared to $247,105 during the same period of 2003, $109,882 and $123,359 of which were earned during the second quarters of 2004 and 2003, respectively. The decrease in rental revenues from continuing operations was a result of the fact that in February 2004, American Hospitality Concepts, Inc., the parent company of The Ground Round, Inc., filed for Chapter 11 bankruptcy protection. As a result, we stopped recording rental revenues relating to the one lease The Ground Round, Inc. had with us. In April 2004, the tenant rejected the lease. The lost revenues will continue to have an adverse effect on the results of our operations if we are not able to re-lease or sell the Property in a timely manner.

         We earned $6,115 in contingent rental income for the six months ended June 30, 2004, as compared to $2,486 for the same period of 2003, $1,362 and $387 of which were earned during the quarters ended June 30, 2004 and 2003, respectively. The increase in contingent rental income during 2004 was due to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         We earned $23,828 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2004, as compared to $24,182 during the same period of 2003, $11,943 and $12,071 of which were earned during the quarters ended June 30, 2004 and 2003, respectively. Net income earned by unconsolidated joint ventures during 2004, as compared to the same period of 2003, remained relatively constant, as the leased property portfolio did not change.

         In October 2003, Chevy's, Inc., the tenant of the Property in Vancouver, Washington, which we own as tenants-in-common with affiliates of the general partners, filed for Chapter 11 bankruptcy protection. We own a 12.17% interest in this Property. While the tenant has neither rejected nor affirmed the one lease it has with us, there can be no assurance that the lease will not be rejected in the future. The lost revenues that would result if the tenant were to reject this lease will have an adverse effect on the equity in earnings of unconsolidated joint ventures if the tenancy in common is not able to re-lease the Property in a timely manner.

         During the six months ended June 30, 2004, five of our lessees, AJZ, Inc., Wendy's Old Fashioned Hamburgers of New York, Inc., Wen-Atlanta, Inc., Darrin Cobb, and The Ground Round, Inc. each contributed more than 10% of our total rental revenues (including our share of total rental revenues from the Property owned by a joint venture and a Property owned with affiliates of the general partners as tenants-in-common). In February 2004, the parent company of The Ground Round, Inc. filed for bankruptcy, as described above. We anticipate that based on the minimum rental payments required by the leases, four of these lessees will each continue to contribute more than 10% of our total rental revenues. In addition, during the six months ended June 30, 2004, four restaurant chains, Wendy's Old Fashioned Hamburger Restaurants, A.J. Gators Restaurant, D.C. Sportsbar and Steakhouse Restaurant and Ground Round, each accounted for more than 10% of our total rental revenues (including our share of total rental revenues from the Property owned by a joint venture and a Property owned with affiliates as tenants-in-common). We anticipate that three of these restaurant chains will each continue to account for more than 10% of the total rental revenues to which we are entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect our operating results if we are not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $162,190 during the six months ended June 30, 2004, as compared to $133,818 during the same period of 2003, $90,792 and $59,367 of which were incurred during the quarters ended June 30, 2004 and 2003, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2004, was primarily the result of incurring additional general operating and administrative expenses, including legal fees. In June 2004, the contract for the sale of our Property in Camp Hill, Pennsylvania was terminated. Therefore, the increase in operating expenses during 2004 was also attributable to an increase in depreciation expense of $10,325 and $5,900 during the quarter and six months ended June 30, 2004, respectively, related to this Property as a result of the reclassification of the related assets from real estate held for sale to real estate properties with operating leases, and property related expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to this vacant Property, as described above. We will continue to incur these expenses until we are able to re-lease or sell the Property.

         We recognized income from discontinued operations (rental revenues less property related expenses) of $10,681 and $23,609, respectively, during the quarter and six months ended June 30, 2003, relating to the Properties in Angleton, Texas and Oklahoma City, Oklahoma. We sold the Property in Angleton, Texas in January 2003 and recognized a loss on disposal of discontinued operations of approximately $1,400. We sold the Property in Oklahoma City, Oklahoma in February 2004. Because we had recorded a provision for write-down of assets in 2003, no gain or loss was recognized on the disposal of discontinued operations.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004. We were not the primary beneficiary of a variable interest entity at the time of adoption of FIN 46R, therefore the adoption had no effect on the balance sheet, partners' capital or net income.

         The general partners believe their primary objective is to maintain current operations with restaurant operators as successfully as possible, while evaluating strategic alternatives, including alternatives that may provide liquidity to the limited partners. Real estate markets are strong throughout much of the nation, and the performance of restaurants has generally improved after several challenging years. As a result, the general partners believe that this is an attractive period for a strategic event to monetize the interests of the limited partners.

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, our limited partners will receive total consideration of approximately $5.54 million, consisting of approximately $4.63 million in cash and approximately $0.91 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $243,000 consisting of approximately $203,000 in cash and approximately $40,000 in preferred stock.

         We received an opinion from Wachovia Capital Markets, LLC that as of August 9, 2004 the merger consideration to be received by the holders of our general and limited partnership interests is fair, from a financial point of view, to such holders.

         As reflected above, the contemplated transactions are complex, and contingent upon certain conditions. The restaurant marketplace, the real estate industry, and the equities markets, all individually or taken as a whole, could impact the economics of this transaction. As a result, there is no assurance that we will be successful in completing the contemplated transaction.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August 2004.


                               CNL INCOME FUND, LTD.

                               By:    CNL REALTY CORPORATION
                                      General Partner


                                      By:     /s/ James M. Seneff, Jr.
                                             -----------------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                      By:     /s/ Robert A. Bourne
                                             -----------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)

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