Form 10-Q
period 2004-09-30
CNL INCOME FUND LTD
filed 2004-11-15
CIK 788338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2004
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _______________________


                             Commission file number
                                     0-15666
                     ---------------------------------------


                              CNL Income Fund, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                         59-2666264
---------------------------------               --------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


         450 South Orange Avenue
            Orlando, Florida                                 32801
-----------------------------------------       --------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             September 30,           December 31,
                                                                                  2004                   2003
                                                                           -------------------    -------------------
                                  ASSETS

     Real estate properties with operating leases, net                          $   3,747,515     $        3,835,891
     Real estate held for sale                                                             --                434,050
     Investment in joint ventures                                                     413,851                430,221
     Cash and cash equivalents                                                        626,193                325,603
     Receivables, less allowance for doubtful
         accounts of $4,960 in 2004                                                    10,193                 24,353
     Accrued rental income                                                             38,185                 29,034
     Other assets                                                                       9,721                  3,552
                                                                           -------------------    -------------------

                                                                           $        4,845,658     $        5,082,704
                                                                           ===================    ===================

                    LIABILITIES AND PARTNERS' CAPITAL

     Accounts payable and accrued expenses                                 $           46,199     $            2,652
     Real estate taxes payable                                                         13,557                  3,700
     Distributions payable                                                            157,040                157,040
     Due to related parties                                                           217,846                173,369
     Rents paid in advance and deposits                                                46,122                 40,125
                                                                           -------------------    -------------------
         Total liabilities                                                            480,764                376,886

     Partners' capital                                                              4,364,894              4,705,818
                                                                           -------------------    -------------------

                                                                           $        4,845,658     $        5,082,704
                                                                           ===================    ===================

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                       Quarter Ended                   Nine Months Ended
                                                                       September 30,                     September 30,
                                                                   2004              2003            2004              2003
                                                               -------------     -------------   --------------    -------------
Revenues:
    Rental income from operating leases                        $    102,376      $    124,134    $     321,250     $    371,239
    Contingent rental income                                         26,263            13,778           32,378           16,264
    Interest and other income                                            62                --              126              226
                                                               -------------     -------------   --------------    -------------
                                                                    128,701           137,912          353,754          387,729
                                                               -------------     -------------   --------------    -------------

Expenses:
    General operating and administrative                             57,748            26,340          141,054           95,908
    Property related                                                 10,281             1,655           19,466            3,322
    State and other taxes                                                --                --            5,412            7,599
    Depreciation and amortization                                    29,194            26,017           93,481           81,001
                                                               -------------     -------------   --------------    -------------
                                                                     97,223            54,012          259,413          187,830
                                                               -------------     -------------   --------------    -------------

Income before equity in earnings of unconsolidated joint
    ventures                                                         31,478            83,900           94,341          199,899

Equity in earnings of  unconsolidated joint ventures                 12,027            12,117           35,855           36,299
                                                               -------------     -------------   --------------    -------------

Income from continuing operations                                    43,505            96,017          130,196          236,198
                                                               -------------     -------------   --------------    -------------

Discontinued operations:
    Income from discontinued operations                                  --            10,281               --           33,890
    Loss on disposal of discontinued operations                          --                --               --           (1,392)
                                                               -------------     -------------   --------------    -------------
                                                                         --            10,281               --           32,498
                                                               -------------     -------------   --------------    -------------

Net income                                                     $     43,505      $    106,298    $     130,196     $    268,696
                                                               =============     =============   ==============    =============

Income per limited partner unit:
    Continuing operations                                      $       1.45      $       3.20    $        4.34     $       7.87
    Discontinued operations                                              --              0.34               --             1.09
                                                               -------------     -------------   --------------    -------------
                                                               $       1.45      $       3.54    $        4.34     $       8.96
                                                               =============     =============   ==============    =============
Weighted average number of limited partner
    units outstanding                                                30,000            30,000           30,000           30,000
                                                               =============     =============   ==============    =============

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                         Nine Months Ended          Year Ended
                                                                           September 30,           December 31,
                                                                               2004                    2003
                                                                       ----------------------    ------------------

General partners:
    Beginning balance                                                  $             340,768     $         340,768
    Net income                                                                            --                    --
                                                                       ----------------------    ------------------
                                                                                     340,768               340,768
                                                                       ----------------------    ------------------
Limited partners:
    Beginning balance                                                              4,365,050             4,905,695
    Net income                                                                       130,196               337,515
    Distributions ($15.70 and $29.27 per
       limited partner unit, respectively)                                          (471,120)             (878,160)
                                                                       ----------------------    ------------------
                                                                                   4,024,126             4,365,050
                                                                       ----------------------    ------------------
Total partners' capital                                                $           4,364,894     $       4,705,818
                                                                       ======================    ==================

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                   2004               2003
                                                                              ---------------    ---------------


  Net cash provided by operating activities                                   $      324,160     $      360,381
                                                                              ---------------    ---------------

  Cash flows from investing activities:
      Proceeds from sale of assets                                                   447,550            297,887
                                                                              ---------------    ---------------
         Net cash provided by investing activities                                   447,550            297,887
                                                                              ---------------    ---------------

  Cash flows from financing activities:
      Distributions to limited partners                                             (471,120)          (725,423)
                                                                              ---------------    ---------------
         Net cash used in financing activities                                      (471,120)          (725,423)
                                                                              ---------------    ---------------

  Net increase (decrease) in cash and cash equivalents                               300,590            (67,155)

  Cash and cash equivalents at beginning of period                                   325,603            419,385
                                                                              ---------------    ---------------

  Cash and cash equivalents at end of period                                  $      626,193     $      352,230
                                                                              ===============    ===============

  Supplemental schedule of non-cash investing and financing activities:

         Deferred real estate disposition fee incurred and
            unpaid at end of period                                           $       13,500     $        9,000
                                                                              ===============    ===============

         Distributions declared and unpaid at end of
            period                                                            $      157,040     $      157,040
                                                                              ===============    ===============

           See accompanying notes to condensed financial statements.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Discontinued Operations

         During 2002, the Partnership identified for sale one property that was classified as discontinued operations in the accompanying financial statements. In January 2003, the Partnership sold the property in Angleton, Texas resulting in a loss on disposal of discontinued operations of approximately $1,400 during the nine months ended September 30, 2003. The Partnership had recorded a provision for write-down of assets in a previous year related to this property. During 2003, the Partnership identified two additional Properties for sale. In February 2004, the Partnership sold the property in Oklahoma City, Oklahoma. Because the Partnership recorded a provision for write-down of assets in the previous year relating to this property, no gain or loss was recognized on the sale. In June 2004, the contract for the sale of the property in Camp Hill, Pennsylvania was terminated, and as a result, the Partnership reclassified the assets from real estate held for sale to real estate properties with operating leases. The Partnership recorded $13,275 of depreciation expense at the time of the reclassification related to the period of time that the asset was classified as real estate held for sale.

         The operating results of the discontinued operations for the properties in Angleton, Texas and Oklahoma City, Oklahoma are as follows:

                                                           Quarter Ended                 Nine Months Ended
                                                           September 30,                   September 30,
                                                       2004             2003            2004           2003
                                                   --------------   --------------   ------------   ------------
                Rental revenues                    $          --    $       14,161   $         --   $     44,730
                Expenses                                      --            (3,880)            --        (10,840)
                                                   --------------   --------------   ------------   ------------
                Income from discontinued
                   operations                      $          --    $       10,281   $         --   $     33,890
                                                   ==============   ==============   ============   ============

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


3.       Concentration of Credit Risk

         The following schedule presents total rental revenues from individual lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from the joint venture and the property held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                                        2004              2003
                                                                   ---------------    --------------

                Wen-Atlanta, Inc.                                   $       74,974     $      68,925
                AJZ, Inc.                                                   70,296            63,581
                Wendy's Old Fashioned Hamburgers
                     of New York, Inc.                                      61,584            61,584
                Darrin Cobb                                                 41,079               N/A
                The Ground Round, Inc.                                         N/A            66,392

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of total rental revenues from the joint venture and the property held as tenants-in-common with affiliates of the general partners) for each of the nine months ended September 30:

                                                                        2004              2003
                                                                    --------------    --------------

                Wendy's Old Fashioned Hamburger
                   Restaurants                                      $      168,247    $     215,078
                A.J. Gators Restaurant                                      70,296           63,581
                D.C. Sportsbar and Steakhouse Restaurant                    41,079              N/A
                Ground Round                                                   N/A           66,392

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

         In February 2004, American Hospitality Concepts, Inc., the parent company of The Ground Round, Inc., filed for Chapter 11 bankruptcy protection, and rejected the lease relating to the property it leased from the Partnership. The Partnership re-leased the property during September 2004 with rental revenues to commence by January 1, 2005.

4.       Related Party Transactions

         An affiliate of the Partnership is entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% preferred return, plus their adjusted capital contributions. During the nine months ended September 30, 2004 and 2003, the Partnership incurred deferred, subordinated real estate disposition fees of $13,500 and $9,000, respectively, as a result of the sale of one property during each period.

                              CNL INCOME FUND, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


5.       Merger Transaction

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, the limited partners will receive total consideration of approximately $5.54 million, consisting of approximately $4.63 million in cash and approximately $0.91 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $243,000 consisting of approximately $203,000 in cash and approximately $40,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on November 26, 1985 to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurant properties, as well as land upon which restaurants were to be constructed, which are leased primarily to operators of national and regional fast-food restaurant chains (collectively, the "Properties"). The leases generally are triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2003 and 2004, we owned nine and eight Properties directly, respectively, one Property indirectly through a joint venture arrangement and one Property indirectly through a tenancy in common arrangement.

Merger Transaction

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

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, our limited partners will receive total consideration of approximately $5.54 million, consisting of approximately $4.63 million in cash and approximately $0.91 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $243,000 consisting of approximately $203,000 in cash and approximately $40,000 in preferred stock.

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

Capital Resources

         For the nine months ended September 30, 2004 and 2003, net cash provided by operating activities was $324,160 and $360,381, respectively. The decrease in cash from operating activities during the nine months ended September 30, 2004, as compared to the previous year, was a result of changes in income and expenses, such as changes in rental revenues resulting from the sales of Properties and changes in operating and property related expenses.

         During the nine months ended September 30, 2004, we sold the Property in Oklahoma City, Oklahoma to the tenant and received net sales proceeds of approximately $447,600. Because we recorded a provision for write-down of assets in the previous year relating to this Property, no gain or loss was recognized on the sale. In connection with the sale, we incurred a deferred, subordinated disposition fee of $13,500. Payment of the real estate disposition fee is subordinated to the receipt by the limited partners of their aggregate, cumulative 10% Preferred Return, plus their adjusted capital contributions. The general partners intend to distribute the net sales proceeds to the limited partners or use the proceeds to pay liabilities.

         At September 30, 2004, we had $626,193 in cash and cash equivalents, as compared to $325,603 at December 31, 2003. At September 30, 2004, these funds were held in a demand deposit account at a commercial bank. The increase at September 30, 2004 was primarily the result of holding the net sales proceeds received from the sale of the Property in Oklahoma City, Oklahoma. The funds remaining at September 30, 2004, after payment of distributions and other liabilities, will be used to meet our working capital needs.

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

         We generally distribute cash from operations remaining after the payment of operating expenses to the extent the general partners determine that such funds are available for distribution. Based on current cash from operations and net proceeds from the sale of a Property in 2003 and 2004, we declared distributions to limited partners of $471,120 and $721,120 for the nine months ended September 30, 2004 and 2003, respectively, ($157,040 for each of the quarters ended September 30, 2004 and 2003). This represents distributions of $15.70 and $24.04 per unit for the nine months ended September 30, 2004 and 2003, respectively, ($5.23 per unit for each applicable quarter). The distribution for the nine months ended September 30, 2003, included $250,000 of net sales proceeds from the 2003 sale of the Property in Angleton, Texas. The special distribution in 2003 was effectively a return of a portion of the limited partners' investment, although in accordance with the Partnership agreement, it was applied to the limited partners' unpaid cumulative 10% Preferred Return. As a result of the sales of the Properties in previous years and the current year, our total revenues have declined and are expected to remain reduced in subsequent periods, while the majority of our operating expenses remained and are expected to remain fixed. Due to these sales and to current and anticipated future cash from operations, distributions of net cash flow were adjusted commencing during the quarter ended March 31, 2003. No distributions were made to the general partners for the nine months ended September 30, 2004 and 2003. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $480,764 at September 30, 2004, as compared to $376,886 at December 31, 2003. The increase was primarily due to an increase in accounts payable and accrued expenses and amounts due to related parties. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $321,250 during the nine months ended September 30, 2004, as compared to $371,239 during the same period of 2003, $102,376 and $124,134 of which were earned during the third quarters of 2004 and 2003, respectively. The decrease in rental revenues from continuing operations was a result of the fact that in February 2004, American Hospitality Concepts, Inc., the parent company of The Ground Round, Inc., filed for Chapter 11 bankruptcy protection. As a result, we stopped recording rental revenues relating to the one lease The Ground Round, Inc. had with us. In April 2004, the tenant rejected the lease. We re-leased the Property to a new tenant during September 2004 with rental revenues commencing by January 1, 2005.

         We earned $32,378 in contingent rental income for the nine months ended September 30, 2004, as compared to $16,264 for the same period of 2003, $26,263 and $13,778 of which were earned during the quarters ended September 30, 2004 and 2003, respectively. The increase in contingent rental income during 2004 was due to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         We earned $35,855 attributable to net income earned by unconsolidated joint ventures during the nine months ended September 30, 2004, as compared to $36,299 during the same period of 2003, $12,027 and $12,117 of which were earned during the quarters ended September 30, 2004 and 2003, respectively. Net income earned by unconsolidated joint ventures during 2004, as compared to the same period of 2003, remained relatively constant, as the leased property portfolio did not change.

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

         During the nine months ended September 30, 2004, four of our lessees, Wen-Atlanta, Inc., AJZ, Inc., Wendy's Old Fashioned Hamburgers of New York, Inc. and Darrin Cobb each contributed more than 10% of our total rental revenues (including our share of total rental revenues from the Property owned by a joint venture and a Property owned with affiliates of the general partners as tenants-in-common). We anticipate that based on the minimum rental payments required by the leases, these lessees will each continue to contribute more than 10% of our total rental revenues. In addition, during the nine months ended September 30, 2004, three restaurant chains, Wendy's Old Fashioned Hamburger Restaurants, A.J. Gators Restaurant, and D.C. Sportsbar and Steakhouse Restaurant, each accounted for more than 10% of our total rental revenues (including our share of total rental revenues from the Property owned by a joint venture and a Property owned with affiliates as tenants-in-common). We anticipate these restaurant chains will each continue to account for more than 10% of the total rental revenues to which we are entitled under the terms of the leases. Any failure of these lessees or restaurant chains will materially affect our operating results if we are not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $259,413 during the nine months ended September 30, 2004, as compared to $187,830 during the same period of 2003, $97,223 and $54,012 of which were incurred during the quarters ended September 30, 2004 and 2003, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 2004, was primarily the result of incurring additional general operating and administrative expenses, including, primarily, legal fees incurred in connection with the merger transaction described above. In June 2004, the contract for the sale of our Property in Camp Hill, Pennsylvania was terminated. Therefore, the increase in operating expenses during 2004 was also attributable to an increase in depreciation expense of $7,375 during the nine months ended September 30, 2004, related to this Property as a result of the reclassification of the related assets from real estate held for sale to real estate properties with operating leases, and property related expenses such as insurance, repairs and maintenance, legal fees and real estate taxes relating to this vacant Property, as described above. We re-leased the Property to a new tenant during September 2004.

         We recognized income from discontinued operations (rental revenues less property related expenses) of $33,890 during the nine months ended September 30, 2003, relating to the Properties in Angleton, Texas and Oklahoma City, Oklahoma. We sold the Property in Angleton, Texas in January 2003 and recognized a loss on disposal of discontinued operations of approximately $1,400. We recognized income from discontinued operations of $10,281 during the quarter ended September 30, 2003 relating to the Property in Oklahoma City, Oklahoma. We sold this Property in February 2004. Because we had recorded a provision for write-down of assets in 2003, no gain or loss was recognized on the disposal of discontinued operations.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.   Inapplicable.
         -----------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
         -----------------------------------------------------------
         Inapplicable.

Item 3.  Defaults upon Senior Securities.  Inapplicable.
         -------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.  Inapplicable.
         ---------------------------------------------------

Item 5.  Other Information.  Inapplicable.
         -----------------

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)    Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition I LLC, and CNL Income Fund, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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

         DATED this 10th day of November 2004.


                                CNL INCOME FUND, LTD.

                                By:   CNL REALTY CORPORATION
                                      General Partner


                                      By:  /s/ James M. Seneff, Jr.
                                          --------------------------------------
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)

                                      By:  /s/ Robert A. Bourne
                                          --------------------------------------
                                           ROBERT A. BOURNE
                                           President and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)

                                  EXHIBIT INDEX


Exhibit Number

                 Exhibits

                 2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition I LLC, and CNL Income Fund, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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